Form 10-Q
period 2013-06-30
Medical Hospitality Group, Inc.
filed 2013-08-13
CIK 1515966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-174533

Medical Hospitality Group, Inc.

(Exact name of registrant as specified in its charter)

Maryland	27-4607038
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

190 E. Stacy Rd, Suite 1720, Allen, Texas	75002
(Address of principal executive offices)	(Zip Code)

(214) 618-8288
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2013, the Registrant had 30,000 outstanding shares of common stock, par value $0.01 per share.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MEDICAL HOSPITALITY GROUP, INC.
(A Development Stage Company)
Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)	(audited)
Assets:
Current Assets:
Cash	$897	$445
Deferred offering costs	64,095	64,095
Total Current Assets	64,992	64,540
Other assets	583	1,459

Total Assets	$65,575	$65,999

Liabilities and Stockholders’ Equity (Deficit)

Liabilities:
Current Liabilities:
Accounts payable	$19,722	$14,450
Due to Related parties	101,500	33,000
Accrued Liabilities	15,500	10,000
Total Current Liabilities	136,722	57,450

Stockholders' Equity (Deficit):

Preferred stock, 10,000,000 shares authorized, $0.01 par value, no shares issued and outstanding; no preferences established	-	-

Common stock, 50,000,000 shares authorized, $0.01 par value, 30,000 shares issued and outstanding on June 30,2013 and December 31, 2012, respectively	300	300
Additional Paid-in Capital	200,700	200,700

Accumulated Deficit During the Development Stage	(272,147)	(192,451)

Total Stockholders' Equity (Deficit)	(71,147)	8,549

Total Liabilities and Stockholders’ Equity (Deficit)	$65,575	$65,999

The accompanying notes are an integral part of these financial statements.

MEDICAL HOSPITALITY GROUP, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the Period from January 18, 2011 (Inception) through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Revenue	$-	$-	$-	$-	$-

Expenses
Operating expenses	$12,251	$10,284	$26,464	$29,007	$104,650

Professional fees	47,881	14,805	53,231	21,293	167,497

Total expenses	60,132	25,089	79,695	50,300	272,147

Net loss	$(60,132)	$(25,089)	$(79,695)	$(50,300)	$(272,147)

Net loss per common share - basic and diluted	$(2.00)	$(0.77)	$(2.66)	$(1.55)	$(8.37)

Weighted average number of common shares outstanding	30,000	32,500	30,000	32,500	32,500

The accompanying notes are an integral part of these financial statements.

MEDICAL HOSPITALITY GROUP, INC.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 18, 2011	-	-	-	-	-
Edward J. Devereaux	5,000	$50	$450	-	$500
James D. Boston	5,000	$50	$450	-	$500
Robert A. Forrester	5,000	$50	$450	-	$500
Medical Hospitality Capital
Markets Group, Inc.	20,000	$200	$199,800	-	$200,000
Net Loss - 2011	-	-	-	$(49,350)	$(49,350)
Balance at December 31, 2011 (audited)	35,000	$350	$201,150	$(49,350)	$152,150

Net Loss - March 31, 2012				$(25,211)	$(25,211)
Balance at March 31, 2012 (unaudited)	35,000	$350	$201,150	$(74,561)	$126,939

Stock Cancellation at April 10,2012	(5,000)	$(50)	$(450)		$(500)

Net Loss - June 30, 2012				$(25,089)	$(25,089)
Balance at June 30, 2012 (unaudited)	30,000	$300	$200,700	$(99,650)	$101,350

Net Loss - September 30, 2012				$(49,724)	$(49,724)
Balance at September 30, 2012 (unaudited)	30,000	$300	$200,700	$(149,374)	$51,626

Net Loss - December 31, 2012	-	-	-	$(43,077)	$(43,077)
Balance at December 31, 2012 (audited)	30,000	$300	$200,700	$(192,451)	$8,549

Net Loss - March 31, 2013	-	-	-	$(19,564)	$(19,564)
Balance at March 31, 2013 (unaudited)	30,000	$300	$200,700	$(212,015)	$(11,015)

Net Loss - June 30, 2013	0	$0	$0	$(60,132)	$(60,132)
Balance at June 30, 2013 (unaudited)	30,000	$300	$200,700	$(272,147)	$(71,147)

The accompanying notes are an integral part of these financial statements.

MEDICAL HOSPITALITY GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended		For the Period from January 18, 2011 (Inception) through
	June 30, 2013	June 30, 2012	June 30, 2013
Operating Activities
Net loss	$(79,695)	$(50,300)	$(272,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expense	-	(500)	1,000
Change in operating assets and liabilities:
Deferred offering costs	-	(5,244)	(64,095)
Other assets	875	(262)	(583)
Accrued liabilities	5,500	(4,354)	15,500
Accounts payable	5,272	(10,464)	19,722
Net cash used in operating activities	(68,048)	(71,124)	(300,603)

Financing activities:
Advances - related parties	68,500	-	101,500
Proceeds from investment by shareholder	-	-	200,000
Net cash provided by financing activities	68,500	-	301,500

Net increase (decrease) in cash	452	(71,124)	897

Cash at beginning of the period	445	107,957	-

Cash at end of the period	$897	$36,833	$897

Supplemental Disclosures:

Interest Paid	$-	$-	$-

Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MEDICAL HOSPITALITY GROUP, INC.
(A Development Stage Company)
Notes to Interim Financial Statements
For the Period From January 18, 2011 (Inception)
Through June 30, 2013
(UNAUDITED)

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES

Medical Hospitality Group, Inc. (the “Company”) was incorporated in the State of Maryland on January 18, 2011.  The Company expects to originate, hold and service first mortgage loans for the acquisition, development, and construction of branded, extended-stay, limited-service hotels, primarily to related parties.  It is presently anticipated that the Company will raise capital through one or more securities offerings to fund such mortgage loans.

In addition, the Company will also consider originating first mortgage liens for highly-qualified, third-party, unrelated borrowers in connection with the acquisition or development of similar hospitality projects.  As of June 30, 2013 and December 31, 2012, the Company is considered to be a de novo corporation.

Our charter provides that we may issue up to 60,000,000 shares, consisting of 50,000,000 shares of common stock, par value $0.01 per share and 10,000,000 preferred shares, par value $0.01 per share.  As of the date of these financial statements, 30,000 shares of common stock were issued and outstanding, held by two individuals and our Advisor, Medical Hospitality Capital Markets Group, LLC, and no preferred shares were issued and outstanding. First American Stock Transfer, Inc. is the transfer agent and registrar of our common stock.

We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2013. Furthermore, we intend to continue operating as a REIT; however, we cannot assure you that we will meet the applicable requirements under U.S. federal income tax laws, which are highly technical and complex.

In brief, a corporation that complies with the provisions in Code Sections 856 through 860, and qualifies as a REIT generally is not taxed on its net taxable income to the extent such income is currently distributed to stockholders, thereby completely or substantially eliminating the “double taxation” that a corporation and its stockholders generally bear together. However, a corporation could be subject to U.S. federal income tax in some circumstances even if it qualifies as a REIT and would likely suffer adverse consequences, including reduced cash available for distribution to its stockholders, if it failed to qualify as a REIT.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These interim unaudited condensed financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instruction to For 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments. References to GAAP are done using the Financial Accounting Standards Board (“FASB”) Accounting Standard CodificationTM (“ASC” or “Codification”) 105, Generally Accepted Accounting Principles (“ASC 105”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”) on June 28, 2013. Furthermore, the interim disclosures generally do not repeat those disclosures in the annual statements

Reclassifications

Certain prior period amounts in the unaudited condensed financial statements have been reclassified to conform to the current period presentation with no effect on previously reported total assets and total liabilities, net loss or stockholders’ equity (deficit).

MEDICAL HOSPITALITY GROUP, INC.
(A Development Stage Company)
Notes to Interim Financial Statements
For the Period From January 18, 2011 (Inception)
Through June 30, 2013
(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2013 and December 31, 2012, there were $897 and $445 in cash equivalents, respectively.

Development Stage Company

The Company complies with ASC 915 Development Stage Entities and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per-share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per-share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti-dilutive nature of potential common stock equivalents.

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).

The Company did not grant any stock options or warrants during the periods ended June 30, 2013 and December 31, 2012.

Underwriting Commissions, Associated Costs Payable to Dealer Manager and Organizational and Offering Expenses

Underwriting commissions and offering costs to be incurred in connection with the Company’s stock offering will be reflected as a reduction of additional paid-in capital. Costs incurred that are not directly associated with the completion of the IPO will be expensed as incurred. Certain costs incurred by the Advisor and/or the Company to organize the Company and to undertake the offering will be paid by our Advisor and will be reimbursed to the Advisor from the proceeds of the Company’s stock offering. As of June 30, 2013 and December 31, 2012, the Company incurred $64,095 of direct costs related to the stock offering. These offering costs will be deferred and charged against the proceeds of the offering when received.

The Advisor will receive 2% of the proceeds of the offering up to a maximum of $1,200,000 as reimbursement for Organization and Offering Expenses it has or will incur on behalf of the Company. In the Company’s previous audit and interim financial statements the Organizational & Offering Expenses were stated as 1% of the offering proceeds up to a maximum of $600,000. On December 22, 2011 this amount was increased to reflect additional costs the Advisor has incurred due to various delays and to reflect the Company’s decision to conduct the offering in more states than originally anticipated. The Company anticipates that this entire amount will be needed to complete the Offering and will therefore be reimbursed to the Advisor if the entire Offering is sold. As of June 30, 2013 the Advisor has incurred organizational and offering costs of $688,511.

MEDICAL HOSPITALITY GROUP, INC.
(A Development Stage Company)
Notes to Interim Financial Statements
For the Period From January 18, 2011 (Inception)
Through June 30, 2013
(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

Medical Hospitality Group, Inc. does not expect recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has not begun operations and has not generated any income to date. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to finance operations by initially funding any company related expenses internally on an as-needed basis.

NOTE 4. COMMON AND PREFERRED STOCK

Medical Hospitality Group, Inc. issued 15,000 shares of common stock (founders’ shares) to unaffiliated third parties who have provided professional services to the Company.  These same parties were granted and have been issued an additional 50,000 shares of common stock that are subject to a written lock-up agreement with redemption rights based on future sales of the Company’s stock. The Company authorized the issuance of these shares on March 17, 2011, however the actual certificates evidencing these shares were not issued until August 25, 2011.

In April 2012, the Company canceled 5,000 shares of common stock (founders’ shares) previously issued to Edward J. Devereaux, an unaffiliated party, who provided professional services to the Company. An additional, 25,000 shares which were subject to the lock-up agreement described above were also canceled. As of June 30, 2013, 10,000 founders’ shares remain outstanding and 25,000 shares remain subject to the lock-up agreement.

As of June 30, 2013 and December 31, 2012, none of these restricted shares have been released from the lock-up agreement. This stock was originally valued, for the purpose of determining the current period expense, based on the aggregate value of the services rendered at $0.10 per share. Only the expense of the stock not subject to the lock-up agreement has been reflected to date. To the extent any of these restricted founders’ shares are released in the future, the Company will recognize expense at the fair market value of each share as they are released from the lock-up agreement. The lock-up agreement provides that 1 share of founders’ stock will be released for each 100 shares of stock over 1,000,000 shares sold by the Company pursuant to the Company’s initial public offering. The release of shares subject to the lock-up agreement will be calculated at the end of each calendar quarter.

Medical Hospitality Capital Markets Group, LLC, our Advisor, purchased 20,000 shares of common stock at a price of $10.00 per share.

Detail of Option/Warranty Activity:

There are no outstanding Options or Warrants for the Company’s stock.

MEDICAL HOSPITALITY GROUP, INC.
(A Development Stage Company)
Notes to Interim Financial Statements
For the Period From January 18, 2011 (Inception)
Through June 30, 2013
(UNAUDITED)

NOTE 5. COMMITMENTS AND CONTINGENCIES

As of June 30, 2013 and December 31, 2012, the Company did not maintain any commitments or contingencies.

NOTE 6. INCOME TAXES

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. There was no current or deferred income tax expense or benefits for the three months ended June 30, 2013 and 2012, and for the period from January 18, 2011 (inception) through June 30, 2013.

NOTE 7. RELATED PARTY TRANSACTIONS

The business of the Company is managed by Medical Hospitality Capital Markets Group, LLC. (the “Advisor”), under the terms of The Advisory Agreement dated March 21, 2011.  The Advisor purchased 20,000 shares of common stock for $200,000.

As of June 30, 2013 and December 31, 2012 there are $101,500 and $33,000 respectively, in advances to the Company from officers and other related parties.

In the future, certain officers and Directors of the Company, or their Affiliates, may provide loan guarantees in connection with mortgage loans originated by the Company. If such guarantees are provided, the Company will disclose information regarding the guarantees and guarantors required by law and regulation. As of August 13, 2013 the date the financial statements were available to be issued, there can be no assurance that such guarantees will in fact occur.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 13, 2013, the date the financial statements were available to be issued. The only event that has occurred since June 30, 2013 that requires disclosure or recognition in these financial statements is the fact that the SEC allowed the issuer to become effective as of July 11, 2013.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  Discussions containing such forward-looking statements may be found in Part I. Items 2 and 3 hereof, as well as within this Report generally. All statements, other than statements of historical facts, concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, future growth of our loan portfolio, availability of funds, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made. We do not undertake to update them to reflect changes that occur after the date they are made.   One should consider carefully the statements under the “Risk Factors” section of our Registration Statement filed with the SEC, which describes factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

•
Our Advisor and its Affiliates will face conflicts of interest, including significant conflicts among us and our Advisor, since (a) our principal executive officers own a majority interest in our Advisor, (b) our affiliated entities of our Advisor will be our borrowers on many, perhaps all, of the loans we originate and service, and (c) we anticipate that Affiliates of our Advisor will manage the construction of many of the hotel properties securing the loans we originate and (d) our Advisor’s compensation arrangements with us and other real estate investment opportunities may provide incentives that are not aligned with the interests of our Stockholders.

•
This Company is a blind pool investment structure. You will be unable to evaluate the economic merit of our future investments prior to our making them and there may be a substantial delay in receiving a return, if any, on investment.

•
No public market currently exists for shares of our common stock and one may never exist. If you are able to sell your shares, you would likely have to sell them at a substantial discount from their public offering price. Further, the Company does not have a stock redemption or repurchase plan and does not currently intend to implement either type of plan.

•
We anticipate that many of the hotel projects securing our loans will be newly developed and constructed with attendant risks associated with development and completion relating to whether the projects will be completed on time and on budget as well as whether they will be operated as projected.

•
Our charter generally prohibits you from acquiring or owning, directly or indirectly, more than 9.8% in value of the aggregate of our outstanding shares of stock and not more than 9.8% (in value or in number of shares, whichever is more restrictive) of our common stock and contains additional restrictions on the ownership and transfer of our shares. Therefore, your ability to control or influence the direction of our company will be limited.

•
If we raise substantially less than the maximum in the current investment offering, we may not originate mortgage loans secured by more than one or two hotel properties, and the value of your investment may vary more widely with the performance of specific properties. There is a greater risk that you will lose money in your investment if we cannot diversify our portfolio of mortgage loans by geographic location and number of loans.

•
Until the proceeds from the offering are invested and generating operating cash flow sufficient to make distributions to our Stockholders, we may pay all or a substantial portion of our distributions from the proceeds of this offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital, reduce the amount of capital we ultimately invest in properties, and adversely affect the value of your investment.

•	If we fail to qualify, or fail to continue to qualify, as a REIT for U.S. federal income tax purposes, our operations and ability to make distributions to our Stockholders would be adversely affected.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•	We are dependent on our Advisor to select investments. Adverse changes in the financial condition of our Advisor or our relationship with our Advisor could adversely affect us.

•	We will pay substantial fees and expenses to our Advisor, its Affiliates and participating broker-dealers, which payments increase the risk that the Company will not earn a profit.

•
Our Board of Directors has the authority to designate and issue one or more classes or series of preferred stock without Stockholder approval, with rights and preferences that could be senior to the rights of holders of common stock, including rights to payment of distributions. If we issue any shares of preferred stock, the amount of funds available for the payment of distributions on the common stock could be reduced or eliminated.

•	We may be deemed to be an investment company under the Investment Company Act of 1940 (the “Investment Company Act”) and thus subject to regulation under the Investment Company Act.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in the section entitled “Risk Factors” included in our Registration Statement filed with the SEC. All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this document.

Overview

The Company was incorporated in the State of Maryland on January 18, 2011.  The Company expects to originate, hold and service first mortgage loans for the acquisition, development, and construction of branded, extended-stay, limited-service hotels, primarily to related parties.  It is presently anticipated that the Company will raise capital through one or more securities offerings to fund such mortgage loans.  In addition, the Company will also consider originating first mortgage liens for highly-qualified, third-party, unrelated borrowers in connection with the acquisition or development of similar hospitality projects.

Medical Hospitality Capital Markets Group, LLC, a Texas limited liability company, is our Advisor and is responsible for managing our affairs on a day-to-day basis and for identifying and making mortgage loans on our behalf.

Specifically, Medical Hospitality Capital Markets Group, LLC shall, among other responsibilities, (i) locate, analyze and select potential investments, (ii) structure and negotiate the terms and conditions of pursuant to which investments will be made, and (iii) provide various information to the Company and the Board of Directors subsequent to commencement of operations.

We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2013. Furthermore, we intend to continue operating as a REIT; however, we cannot assure you that we will meet the applicable requirements under U.S. federal income tax laws, which are highly technical and complex.

In brief, a corporation that complies with the provisions in Code Sections 856 through 860, and qualifies as a REIT generally is not taxed on its net taxable income to the extent such income is currently distributed to stockholders, thereby completely or substantially eliminating the “double taxation” that a corporation and its stockholders generally bear together. However, a corporation could be subject to U.S. federal income tax in some circumstances even if it qualifies as a REIT and would likely suffer adverse consequences, including reduced cash available for distribution to its stockholders, if it failed to qualify as a REIT.

During the second quarter 2013, the Company's registration statement on Form S-11 became effective July 11, 2013 and is in the process of offering its securities.

Results of Operations

Currently, we have not commenced business operations. Because we have not made or committed to make any mortgage loans, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the hotel industry and real estate generally, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.

For the Six months Ended June 30, 2013 compared to 2012

Revenues

For the six months ended June 30, 2013, revenue was $-0- compared to $-0- for the six months ended June 30, 2012. The Company was in process of completing regulatory filings during these periods.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Expenses

General and administrative expenses totaled $79,695 for the six months ended June 30, 2013, an increase of approximately $29,395 from $50,300 for the six months ended June 30, 2012. These general and administrative expense differences are largely driven by costs of professional services.

Other Income / (Expenses)

The Company had no other income or expenses during the six months ended June 30, 2013 and 2012.

Net Loss

For the six months ended June 30, 2013, we had a net loss of $79,695 compared with a net loss of $50,300 for six months ended June 30, 2012. This increase in net loss was due primarily to professional services costs incurred in the regulatory filings process.

For the six months ended June 30, 2013 and 2012, our earnings per share, on a basic and diluted basis, was $(2.66) and $(1.55), respectively.

Liquidity and Capital Resources

Our cash requirements, mostly for corporate expenses, are projected to be approximately $20,000 per month or $240,000 for the next 12 months, and our development lending activity will be funded from proceeds of the common stock offering. As of June 30, 2013, we are unable to determine whether we will generate sufficient cash from operations to fund our operations for the next twelve months. Revenue from projected lending activities are dependent on completion of common stock funding and deployment of those funds into projects. We cannot predict whether our cash flows from these future activities will be sufficient to meet our monthly cash requirements.

To continue with our business plan including the funding of operations, we may require additional capital to develop properties and believe that we will continue to raise capital and generate revenue by offering additional common stock to investors through future offerings of equities.

If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in excessive further dilution to the current owners of our common stock or at unreasonable costs of capital.

The Company has been dependent on its Advisor and related parties to advance funds as required for working capital requirements. As of June 30, 2013 advances from related parties total $101,500. As of June 30, 2013 the Advisor has incurred organizational and offering costs of $688,511 including $73,544 and $43,969 for the six months and three months ended June 30. 2013, respectively.

We are offering and selling to the public in our primary offering up to 6,000,000 shares of our common stock, $0.01 par value per share, at $10 per share.

Our principal demands for cash will be our lending activities, including the amounts advanced pursuant to first mortgage loan commitments we make to borrowers. Additionally the payment of our operating and administrative expenses and distributions to our stockholders will require cash.

Generally, we will fund our loan originations from the net proceeds of the offering. Given that there is considerable uncertainty as to the timing and amounts that we will receive from the offering, we will be required to have considerable flexibility with respect to the use of our liquidity to fund loan advances. Loans involving hotel development projects will necessarily require staged loan advances monthly based on submission of required loan request documentation as well as approval by a majority of the Independent Directors for loans to affiliated parties and a majority of the entire Board of Directors for loans to unaffiliated parties. The Company believes that due to the extensive industry relationships and experience of its management and directors that it will be able to identify lending opportunities irrespective of the amounts provided by this offering or the timing of receipt of those amounts.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses and the payment of distributions. However, our ability to finance our operations is subject to some uncertainties. In general, our policy will be to pay distributions from cash flow from operations. We do not intend to fund such distributions from offering proceeds. However, if we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, advances from our Advisor, our Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use the offering proceeds. Moreover, our Board of Directors may change this policy, in its sole discretion, at any time.

We may, from time to time, pay distributions in excess of cash flow from operations, earnings and/or taxable income if differences with respect to recognition of revenues or expenses cause cash available for distribution to be greater than our GAAP or tax income.

Potential future sources of capital include additional securities offerings, proceeds from the repayment of mortgage loans and undistributed cash flow from principal and interest payments on mortgage loans we have made. Note that, currently, we have not identified any additional sources of financing and there is no assurance that such sources of financings will be available on favorable terms or at all.

Critical Accounting Policies

FASB ASC 310-10-35-47 states that loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff should be reported in the balance sheet at outstanding principal adjusted for any charge offs, the allowance for loan losses (or the allowance for doubtful accounts), any deferred fees or costs on originated loans, and any unamortized premiums or discounts on purchased loans. Accordingly, as the Company intends to hold all of the mortgage loans it originates and services to maturity and will have the ability to do so, the Company will report loan balances on its balance sheet as described above.

Interest income on loans held by the Company will be accrued and credited to interest income as it is earned, using the interest method.

FASB ASC 310-20 provides guidance on the recognition, measurement, derecognition, and disclosure of nonrefundable fees, origination costs, and acquisition costs associated with lending activities and loan purchases. FASB ASC 310-20-35-2 states that loan origination fees deferred in accordance with FASB ASC 310-20-25-2 should be recognized over the life of the loan as an adjustment of yield (interest income). FASB ASC 310-20-30-2 explains that loan origination fees and related direct loan origination costs for a given loan should be offset and only the net amount should be deferred. If the entity holds a large number of similar loans for which prepayments are probable and the timing and amount of prepayments can be reasonably estimated, the institution may consider estimates of future principal prepayments in the calculation of the constant effective yield necessary to apply the interest method, as stated in FASB ASC 310-20-35-26. Direct loan origination costs include only incremental direct costs of loan origination incurred in transactions with independent third parties and certain costs directly related to specified activities performed by the lender for that loan, as stated in the FASB ASC glossary. Unsuccessful loan origination efforts and other indirect costs, which include administrative costs, rent, depreciation, and all other occupancy and equipment cost, should be charged to expense as incurred, according to FASB ASC 310-20-25-3.

To the extent the Company receives fees or incurs origination costs in connection with its loan origination activities it will account for such fees and costs as described in the paragraph above.

Description of Securities

Our charter provides that we may issue up to 60,000,000 shares, consisting of 50,000,000 shares of common stock, par value $0.01 per share and 10,000,000 preferred shares, par value $0.01 per share.  As of the date of these financial statements, 30,000 shares of common stock were issued and outstanding, held by two individuals and our Advisor, Medical Hospitality Capital Markets Group, LLC, and no preferred shares were issued and outstanding. First American Stock Transfer, Inc. is the transfer agent and registrar of our common stock.

For further information, please refer to the Form S11 Registration Statement filed with the SEC.

ITEM 3.  CONTROLS AND PROCEDURES

As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the quarter covered by this report were effective at the reasonable assurance level.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

The company is a smaller reporting company and had not issued any securities as of the date of these financial statements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES and USE OF PROCEEDS.

None

ITEM 3.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 4.  OTHER INFORMATION

The Company changed the address of its offices in the second quarter, 2013.

ITEM 6.  EXHIBITS

*31.1	Section 302 Officer Certification – Chief Executive Officer
*31.2	Section 302 Officer Certification – Chief Financial Officer
**32.1	Section 906 Officer Certification – Chief Executive Officer
**32.2	Section 906 Officer Certification – Chief Financial Officer
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Scheme Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***
In accordance with Regulation S-T, the XBRL-related information in Exhibit No. 101 shall be deemed “furnished” and not “filed” under sections 11 or 12 of the Securities Act of 1933 and/or under section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Hospitality Group, Inc.:

Date: August 13, 2013	By:	/s/ Billy L. Brown
Name: Billy L. Brown
Title: CEO (Principal Executive Officer)

Date: August 13, 2013	By:	/s/ Tim Moore
Name: Tim Moore
Title: President, CFO and (Principal Accounting Officer)