Form 10-Q
period 2013-09-30
Medical Hospitality Group, Inc.
filed 2013-11-12
CIK 1515966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 13, 2013, the Registrant had 30,000 outstanding shares of common stock, par value $0.01 per share.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDICAL HOSPITALITY GROUP, INC.
(A Development Stage Company)
Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)	(audited)
Assets:
Current Assets:
Cash	$4,705	$445
Deferred offering costs	64,095	64,095
Total Current Assets	68,800	64,540
Other assets	2,000	1,459

Total Assets	$70,800	$65,999

Liabilities and Stockholders’ Equity (Deficit)

Liabilities:
Current Liabilities:
Accounts payable	$9,910	$14,450
Due to Related parties	175,733	33,000
Accrued Liabilities	19,000	10,000
Total Current Liabilities	204,643	57,450

Stockholders' Equity (Deficit):
Preferred stock, 10,000,000 shares authorized, $0.01 par value, no shares issued and outstanding; no preferences established	-	-
Common stock, 50,000,000 shares authorized, $0.01 par value, 30,000 shares issued and outstanding on September 30, 2013 and December 31, 2012, respectively	300	300
Additional Paid-in Capital	200,700	200,700
Accumulated Deficit During the Development Stage	(334,843)	(192,451)
Total Stockholders' Equity (Deficit)	(133,843)	8,549

Total Liabilities and Stockholders’ Equity (Deficit)	$70,800	$65,999

The accompanying notes are an integral part of these financial statements.

MEDICAL HOSPITALITY GROUP, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the Period from January 18, 2011 (Inception) through
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Revenue	$-	$-	$-	$-	$-

Expenses
Operating expenses	$13,768	$21,782	$40,232	$54,289	$118,418

Professional fees	48,928	27,942	102,160	45,735	216,425

Total expenses	62,696	49,724	142,392	100,024	334,843

Net loss	$(62,696)	$(49,724)	$(142,392)	$(100,024)	$(334.843)

Net loss per common share - basic and diluted	$(2.09)	$(1.53)	$(4.75)	$(3.16)	$(10.38)

Weighted average number of common shares outstanding	30,000	32,500	30,000	31,667	32,273

The accompanying notes are an integral part of these financial statements.

MEDICAL HOSPITALITY GROUP, INC.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity
(Unaudited)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 18, 2011	-	-	-	-	-
Edward J. Devereaux	5,000	$50	$450	-	$500
James D. Boston	5,000	$50	$450	-	$500
Robert A. Forrester	5,000	$50	$450	-	$500
Medical Hospitality Capital
Markets Group, Inc.	20,000	$200	$199,800	-	$200,000
Net Loss - 2011	-	-	-	$(49,350)	$(49,350)
Balance at December 31, 2011 (audited)	35,000	$350	$201,150	$(49,350)	$152,150

Net Loss - March 31, 2012				$(25,211)	$(25,211)
Balance at March 31, 2012 (unaudited)	35,000	$350	$201,150	$(74,561)	$126,939

Stock Cancellation at April 10,2012	(5,000)	$(50)	$(450)		$(500)

Net Loss - June 30, 2012				$(25,089)	$(25,089)
Balance at June 30, 2012 (unaudited)	30,000	$300	$200,700	$(99,650)	$101,350

Net Loss - September 30, 2012				$(49,724)	$(49,724)
Balance at September 30, 2012 (unaudited)	30,000	$300	$200,700	$(149,374)	$51,626

Net Loss - December 31, 2012	-	-	-	$(43,077)	$(43,077)
Balance at December 31, 2012 (audited)	30,000	$300	$200,700	$(192,451)	$8,549

Net Loss - March 31, 2013	-	-	-	$(19,564)	$(19,564)
Balance at March 31, 2013 (unaudited)	30,000	$300	$200,700	$(212,015)	$(11,015)

Net Loss - June 30, 2013	0	$0	$0	$(60,132)	$(60,132)
Balance at June 30, 2013 (unaudited)	30,000	$300	$200,700	$(272,147)	$(71,147)

Net Loss - September 30, 2013	0	$0	$0	$(62,696)	$(62,696)
Balance at September 30, 2013 unaudited)	30,000	$300	$200,700	$(334,843)	$(133,843)

The accompanying notes are an integral part of these financial statements.

MEDICAL HOSPITALITY GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended		For the Period from January 18, 2011 (Inception) through
	September 30, 2013	September 30, 2012	September 30, 2013
Operating Activities
Net loss	$(142,392)	$(100,024)	$(334,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expense	-	(500)	1,000
Change in operating assets and liabilities:
Deferred offering costs	-	(5,469)	(64,095)
Other assets	(541)	1,313	(2,000)
Accrued liabilities	9,000	(4,354)	19,000
Accounts payable	(4,540)	(346)	9,910
Net cash used in operating activities	(138,473)	(109,380)	(371,028)

Financing activities:
Advances - related parties	142,733	2,000	175,733
Proceeds from investment by shareholder	-	-	200,000
Net cash provided by financing activities	142,733	2,000	375,733

Net increase (decrease) in cash	4,260	(107,380)	4,705

Cash at beginning of the period	445	107,957	-

Cash at end of the period	$4,705	$577	$4,705

Supplemental Disclosures:

Interest Paid	$-	$-	$-

Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MEDICAL HOSPITALITY GROUP, INC.
Notes to Interim Financial Statements

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES

Medical Hospitality Group, Inc. (the “Company”) was incorporated in the State of Maryland on January 18, 2011.  The Company presently expects to originate, hold and service first mortgage loans for the acquisition, development, and construction of branded, extended-stay, limited-service hotels, primarily to related parties.  It is presently anticipated that the Company will raise capital through one or more securities offerings to fund such mortgage loans.

In addition, the Company will also consider originating first mortgage liens for highly-qualified, third-party, unrelated borrowers in connection with the acquisition or development of similar hospitality projects.  As of September 30, 2013 and December 31, 2012, the Company is considered to be a de novo corporation.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These interim unaudited condensed financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instruction to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments. References to GAAP are done using the Financial Accounting Standards Board (“FASB”) Accounting Standard CodificationTM (“ASC” or “Codification”) 105, Generally Accepted Accounting Principles (“ASC 105”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”) on June 28, 2013. Furthermore, the interim disclosures generally do not repeat those disclosures in the annual statements

Reclassifications

Certain prior period amounts in the unaudited condensed financial statements have been reclassified to conform to the current period presentation with no effect on previously reported total assets and total liabilities, net loss or stockholders’ equity (deficit).

MEDICAL HOSPITALITY GROUP, INC.
Notes to Interim Financial Statements

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2013 and December 31, 2012, there were $4,705 and $445 in cash equivalents, respectively.

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

The Company did not grant any stock options or warrants during the periods ended September 30, 2013 and December 31, 2012.

Underwriting Commissions, Associated Costs Payable to Dealer Manager and Organizational and Offering Expenses

Underwriting commissions and offering costs to be incurred in connection with the Company’s stock offering will be reflected as a reduction of additional paid-in capital. Costs incurred that are not directly associated with the completion of the IPO will be expensed as incurred. Certain costs incurred by the Advisor and/or the Company to organize the Company and to undertake the offering will be paid by our Advisor and will be reimbursed to the Advisor from the proceeds of the Company’s stock offering. As of September 30, 2013 and December 31, 2012, the Company incurred $64,095 of direct costs related to the stock offering. These offering costs will be deferred and charged against the proceeds of the offering when received.

The Advisor will receive 2% of the proceeds of the offering of its common stock up to a maximum of $1,200,000 as reimbursement for Organization and Offering Expenses it has or will incur on behalf of the Company. In the Company’s previous audit and interim financial statements the Organizational & Offering Expenses were stated as 1% of the offering proceeds up to a maximum of $600,000. On December 22, 2011 this amount was increased to reflect additional costs the Advisor has incurred due to various delays and to reflect the Company’s decision to conduct the offering in more states than originally anticipated. The Company anticipates that this entire amount will be needed to complete the current offering of its common stock and will therefore be reimbursed to the Advisor if all of the shares included in such offering are sold. As of September 30, 2013 the Advisor has incurred organizational and offering costs of $725,077.

MEDICAL HOSPITALITY GROUP, INC.
Notes to Interim Financial Statements

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

NOTE 4. COMMON AND PREFERRED STOCK

Medical Hospitality Group, Inc. issued 15,000 shares of common stock (founders’ shares) to unaffiliated third parties who have provided professional services to the Company.  These same parties were granted and issued an additional 50,000 shares of common stock that are subject to a written lock-up agreement with redemption rights based on future sales of the Company’s stock. The Company authorized the issuance of these shares on March 17, 2011, however the actual certificates evidencing these shares were not issued until August 25, 2011.

In April 2012, the Company canceled 5,000 shares of common stock (founders’ shares) previously issued to Edward J. Devereaux, an unaffiliated party, who provided professional services to the Company. An additional, 25,000 shares which were subject to the lock-up agreement described above were also canceled. As of September 30, 2013, 10,000 founders’ shares remain outstanding and 25,000 shares remain subject to the lock-up agreement.

As of September 30, 2013 and December 31, 2012, none of these restricted shares have been released from the lock-up agreement. This stock was originally valued, for the purpose of determining the current period expense, based on the aggregate value of the services rendered at $0.10 per share. Only the expense of the stock not subject to the lock-up agreement has been reflected to date. To the extent any of these restricted founders’ shares are released in the future, the Company will recognize expense at the fair market value of each share as they are released from the lock-up agreement. The lock-up agreement provides that one share of founders’ stock will be released for each 100 shares of stock over 1,000,000 shares sold by the Company pursuant to the Company’s initial public offering. The release of shares subject to the lock-up agreement will be calculated at the end of each calendar quarter.

Medical Hospitality Capital Markets Group, LLC, our Advisor, purchased 20,000 shares of the Company’s common stock at a price of $10.00 per share.

Detail of Option/Warranty Activity:

There are no outstanding Options or Warrants for the Company’s stock.

MEDICAL HOSPITALITY GROUP, INC.
Notes to Interim Financial Statements

NOTE 5. COMMITMENTS AND CONTINGENCIES

As of September 30, 2013 and December 31, 2012, the Company did not maintain any commitments or contingencies.

NOTE 6. INCOME TAXES

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. There was no current or deferred income tax expense or benefits for the nine months ended September 30, 2013 and 2012, and for the period from January 18, 2011 (inception) through September 30, 2013.

NOTE 7. RELATED PARTY TRANSACTIONS

The business of the Company is managed by Medical Hospitality Capital Markets Group, LLC (the “Advisor”), under the terms of that certain Advisory Agreement dated March 21, 2011.  The Advisor has purchased 20,000 shares of common stock for $200,000.

As of September 30, 2013 and December 31, 2012 there are $175,733 and $33,000 respectively, in advances to the Company from officers and other related parties.

In the future, certain officers and Directors of the Company, or their Affiliates, may provide loan guarantees in connection with mortgage loans originated by the Company. If such guarantees are provided, the Company will disclose information regarding the guarantees and guarantors required by law and regulation. As of November 13, 2013 the date the financial statements were available to be issued, there can be no assurance that such guarantees will in fact occur.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

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

Overview

The Company was incorporated in the State of Maryland on January 18, 2011.  The Company presently expects to originate, hold and service first mortgage loans for the acquisition, development, and construction of branded, extended-stay, limited-service hotels, primarily to related parties.  It is presently anticipated that the Company will raise capital through one or more securities offerings to fund such mortgage loans.  In addition, the Company will also consider originating first mortgage liens for highly-qualified, third-party, unrelated borrowers in connection with the acquisition or development of similar hospitality projects.

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

During the third fiscal quarter of 2013, the Company released a wholesaling team, consisting of non-employee, independent securities professionals to begin the processing of initiating selling agreements with Broker-Dealer relationships in Texas and Florida. In addition, the company has filed for Blue Sky approval in the following states: GA, CA, NY, UT, SC, OK and VA.  In addition, the Company has been entertaining proposals from several third-party back office providers.

On September 18, 2013, the Company filed a current report on Form 8-K (the “Current Report”) providing that on September 12, 2013, the Board of Directors approved the form, terms and provisions of a non-binding loan request made by InterMountain Management, L.L.C., a Louisiana limited liability company (“InterMountain”), pursuant to which the Company would loan to InterMountain, or its assigns, $8,886,750 for the construction of a 59,000-square foot, 99-room Marriott TownePlace Suites property in West Des Moines, Iowa (the “InterMountain Loan Request”), with such proposed loan to be guaranteed by a principal of InterMountain. InterMountain is not affiliated with the Company or its advisor. The twenty-eight year loan to InterMountain would be secured by a first lien deed of trust on the subject property, a first lien on all business assets including furniture, fixtures and equipment and assignment of all leases and rents.  The proposed loan would accrue interest at a rate applicable to the then-current 10-year United States Treasury Note (the “Treasury Note Rate”) plus 3%, which rate would be subject to a floor of 8.50% and a ceiling of 11% and would be updated quarterly to reflect the then-current Treasury Note Rate.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

The Current Report also provides that the Board of Directors approved the form, terms and provisions of a non-binding loan request made by Palmdale Hospitality, L.P., a Texas limited partnership (“Palmdale”), pursuant to which the Company would loan to Palmdale $14,716,610 for the construction of a 78,972-square foot, 123-room Starwood Westin Element property in Palmdale, California (the “Palmdale Loan Request” and, together with the InterMountain Loan Request, the “Loan Requests”). Because Palmdale is affiliated with the Company and its advisor, a majority of the Company’s independent Board of Directors approved the Palmdale Loan Request  The Palmdale Loan Request does not contemplate a loan guarantee by any principal of Palmdale. The twenty-eight year loan to Palmdale would be secured by a first lien deed of trust on the subject property, a first lien on all business assets including furniture, fixtures and equipment and assignment of all leases and rents.  The proposed loan would accrue interest at the Treasury Note Rate plus 3%, which rate would be subject to a floor of 8.50% and a ceiling of 11% and would be updated quarterly to reflect the then-current Treasury Note Rate.

Results of Operations

Currently, we have not commenced business operations. Because we have not made or entered into a binding commitment to make any mortgage loans, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the hotel industry and real estate generally, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

[Include comparison of three months ended September 30, 2013 compared to same 2012 period.]

Revenues

For the nine months ended September 30, 2013, revenue was $-0- compared to $-0- for the nine months ended September 30, 2012. The Company was in process of completing regulatory filings during these periods.

Expenses

General and administrative expenses totaled $142,392 for the nine months ended September 30, 2013, an increase of approximately $42,368 from $100,024 for the nine months ended September 30, 2012. These general and administrative expense differences are largely driven by costs of professional services.

Other Income / (Expenses)

The Company had no other income or expenses during the nine months ended September 30, 2013 and 2012.

Net Loss

For the nine months ended September 30, 2013, we had a net loss of $142,392 compared with a net loss of $100,024 for nine months ended September 30, 2012. This increase in net loss was due primarily to professional services costs incurred in the regulatory filings process.

For the nine months ended September 30, 2013 and 2012, our earnings per share, on a basic and diluted basis, was $(4.75) and $(3.16), respectively.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Liquidity and Capital Resources

Our cash requirements, mostly for corporate expenses, are projected to be approximately $20,000 per month or $240,000 for the next 12 months, and our development lending activity will be funded from proceeds of the common stock offering. As of September 30, 2013, we are unable to determine whether we will generate sufficient cash from operations to fund our operations for the next twelve months. Revenue from projected lending activities are dependent on completion of common stock funding and deployment of those funds into projects. We cannot predict whether our cash flows from these future activities will be sufficient to meet our monthly cash requirements.

To continue with our business plan including the funding of operations, we may require additional capital to develop properties and believe that we will continue to raise capital and generate revenue by offering additional common stock to investors through future offerings of equities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

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

The Company has been dependent on its Advisor and related parties to advance funds as required for working capital requirements. As of September 30, 2013 advances from related parties total $175,733. As of September 30, 2013 the Advisor has incurred organizational and offering costs of $725,077 including $110,110 and $36,566 for the nine months and three months ended September 30. 2013, respectively.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 4.  CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There are no unreported sales of unregistered securities during the quarter ended September 30, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

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
______________
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

Medical Hospitality Group, Inc.:

Date: November 12, 2013	By:	/s/ Billy L. Brown
Name: Billy L. Brown
Title:CEO (Principal Executive Officer)

Date: November 12, 2013	By:	/s/ Tim Moore
Tim Moore
Title: President, CFO and (Principal Accounting Officer)