Form 10-K
period 2013-12-31
Medical Hospitality Group, Inc.
filed 2014-03-31
CIK 1515966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2013.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period from _______ to _______.

Commission file number: 333-174533

Medical Hospitality Group, Inc.

(Exact name of registrant in its charter)

Maryland	27-4607038
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
Organization)

190 E. Stacy Rd, Suite 1720
Allen, Texas 75002
(Address of principal executive offices)

(214) 618-8288
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock ($0.01 Par Value)
(Title of Each Class)

None
(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At December 31, 2013, the aggregate market value of shares held by non-affiliates of the registrant (based upon 10,000 shares held by non-affiliates on December 31, 2013) was approximately $100,000.

At March 27, 2014, there were 30,000 shares of the registrant’s common stock outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). Important factors that in our view could cause material adverse affects on our financial condition and results of operations include, but are note limited to, risks associated with the company's ability to obtain additional capital in the future to fund planned expansion, the demand for oil and natural gas, general economic factors, competition in the industry and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “our,” and similar terms include Medical Hospitality Group, Inc. and its subsidiaries, unless the context indicates otherwise.

TABLE OF CONTENTS

PART I

PART I

ITEM 1.  BUSINESS

Corporate History and Overview

Medical Hospitality Group, Inc. (the “Company”) was incorporated in the State of Maryland on January 18, 2011.  The Company expects to originate, hold and service first mortgage loans for the acquisition, development, and construction of branded, extended-stay, limited-service hotels, primarily to related parties.  It is anticipated that the Company will raise capital through one or more securities offerings to fund such mortgage loans.

In addition, the Company will also consider originating first mortgage liens for highly-qualified, third-party, unrelated borrowers in connection with the acquisition or development of similar hospitality projects.

Our Articles of Incorporation (our “charter”) provides that we may issue up to 60,000,000 shares, consisting of 50,000,000 shares of common stock, par value $0.01 per share and 10,000,000 preferred shares, par value $0.01 per share.  As of the date of these financial statements, 30,000 shares of common stock were issued and outstanding, held by two individuals and our Advisor, Medical Hospitality Capital Markets Group, LLC, and no preferred shares were issued and outstanding. First American Stock Transfer, Inc. is the transfer agent and registrar of our common stock.

During the second quarter of 2013, the Company completed its regulatory filings and preparations for commencing the offering set forth in the Registration Statement (the “Registration Statement”) on Form S-11, as amended, previously filed by the Company with the Securities and Exchange Commission (the “SEC”) during the third quarter of 2013. During the third quarter of 2013, the Company released a wholesaling team to begin the processing of initiating selling agreements with Broker-Dealer relationships in Texas and Florida. In addition, the Company has filed for Blue Sky approval in the following states: GA, CA, NY, UT, SC, OK, HI and VA.  In addition, the Company has been entertaining proposals from several third-party back office providers.

We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2014. Furthermore, we intend to continue operating as a REIT; however, we cannot assure you that we will meet the applicable requirements under U.S. federal income tax laws, which are highly technical and complex. In brief, a corporation that complies with the provisions in Code Sections 856 through 860, and qualifies as a REIT generally is not taxed on its net taxable income to the extent such income is currently distributed to stockholders, thereby completely or substantially eliminating the “double taxation” that a corporation and its stockholders generally bear together. However, a corporation could be subject to U.S. federal income tax in some circumstances even if it qualifies as a REIT and would likely suffer adverse consequences, including reduced cash available for distribution to its stockholders, if it failed to qualify as a REIT.

Business Overview

Medical Hospitality Capital Markets Group, LLC, a Texas limited liability company, is our Advisor and is responsible for managing our affairs on a day-to-day basis and for identifying and making mortgage loans on our behalf. Specifically, Medical Hospitality Capital Markets Group, LLC shall, among other responsibilities, (i) locate, analyze and select potential investments, (ii) structure and negotiate the terms and conditions of pursuant to which investments will be made, and (iii) provide various information to the Company and the Company’s Board of Directors (the “Board”) subsequent to commencement of operations.

Project Focus

On September 12, 2013, the Board of the Company approved the form, terms and provisions of a non-binding loan request made by InterMountain Management, L.L.C., a Louisiana limited liability company (“InterMountain”), pursuant to which the Company would loan to InterMountain, or its assigns, $8,886,750 for the construction of a 59,000-square foot, 99-room Marriott TownePlace Suites property in West Des Moines, Iowa (the “InterMountain Loan Request”), with such proposed loan to be guaranteed by a principal of InterMountain. InterMountain is not affiliated with the Company or its advisor. The twenty-eight year loan to InterMountain would be secured by a first lien deed of trust on the subject property, a first lien on all business assets including furniture, fixtures and equipment and assignment of all leases and rents.  The proposed loan would accrue interest at a rate applicable to the then-current 10-year United States Treasury Note (the “Treasury Note Rate”) plus 3%, which rate would be subject to a floor of 8.50% and a ceiling of 11% and would be updated quarterly to reflect the then-current Treasury Note Rate.

On September 12, 2013, the Board approved the form, terms and provisions of a non-binding loan request made by Palmdale Hospitality, L.P., a Texas limited partnership (“Palmdale”), pursuant to which the Company would loan to Palmdale $14,716,610 for the construction of a 78,972-square foot, 123-room Starwood Westin Element property in Palmdale, California (the “Palmdale Loan Request” and, together with the InterMountain Loan Request, the “Loan Requests”). Because Palmdale is affiliated with the Company and its advisor, a majority of the Company’s independent Board of Directors approved the Palmdale Loan Request. The Palmdale Loan Request does not contemplate a loan guarantee by any principal of Palmdale. The twenty-eight year loan to Palmdale would be secured by a first lien deed of trust on the subject property, a first lien on all business assets including furniture, fixtures and equipment and assignment of all leases and rents.  The proposed loan would accrue interest at the Treasury Note Rate plus 3%, which rate would be subject to a floor of 8.50% and a ceiling of 11% and would be updated quarterly to reflect the then-current Treasury Note Rate.

ITEM 1. BUSINESS - continued

Competitive Business Conditions and the Company’s Competitive Position in the Industry and Methods of Competition

We operate in a highly competitive market for lending opportunities. Our profitability depends, in large part, on our ability to originate mortgage loans on a favorable basis. We will compete for lending opportunities with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (possibly including other funds managed by our officers and directors, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other mortgage REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government, if we are not eligible to participate in programs established by the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of lending opportunities and establish more relationships than us. Furthermore, competition for lending opportunities in our target assets may lead to more competitive loan pricing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable lending opportunities in our target assets may be limited in the future and we may not be able to take advantage of attractive opportunities from time to time, as we can provide no assurance that we will be able to identify and make loans that are consistent with our investment objectives.

Effect of Existing or Probable Governmental Regulations on the Business

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we are subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.” That designation will relieve us of some of the reporting informational requirements of Regulation S-K.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and as such, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We can remain an “emerging growth company” for up to five years. We would cease to be an “emerging growth company” prior to such time if we have total annual gross revenues of $1 billion or more and when we become a “larger accelerated filer,” have a public float of $700 million or more or we issue more than $1 billion of non-convertible debt over a three-year period.

ITEM 1. BUSINESS - continued

Employees

We currently have no employees other than Mr. Brown and Mr. Moore.  We anticipate adding additional employees, when adequate funds are available, and using independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.  We presently have independent professionals under consulting agreements who are available to us on an as needed basis.

ITEM 1A.  RISK FACTORS

An investment in us involves a high degree of risk and is suitable only for prospective investors with substantial financial means who have no need for liquidity and can afford the entire loss of their investment in us.  Prospective investors should carefully consider the following risk factors, in addition to the other information contained in this report and those presented in the “Risk Factors” section of our Registration Statement filed with the SEC, which describes factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

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

•
Our Board has the authority to designate and issue one or more classes or series of preferred stock without Stockholder approval, with rights and preferences that could be senior to the rights of holders of common stock, including rights to payment of distributions. If we issue any shares of preferred stock, the amount of funds available for the payment of distributions on the common stock could be reduced or eliminated.

ITEM 1A. RISK FACTORS - continued

•	We may be deemed to be an investment company under the Investment Company Act of 1940 (the “Investment Company Act”) and thus subject to regulation under the Investment Company Act.

We may be unable to pay or maintain cash distributions or increase distributions over time.

We are generally required to distribute to our stockholders at least 90% of our taxable income each year for us to qualify as a REIT under the Internal Revenue Code, which requirement we currently intend to satisfy through periodic distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. We have not established a minimum distribution payment level and our Company and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described herein. All distributions will be made at the discretion of our Board and will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification and other factors as our Board may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our Company, our results of operations and impair our ability to pay distributions to our stockholders:

           •           the profitability of the investment of our net proceeds;

           •           our ability to make profitable investments;

           •           margin calls or other expenses that reduce our cash flow;

           •           defaults in our asset portfolio or decreases in the value of our portfolio; and

           •           the fact that anticipated revenues and operating expense levels may not prove accurate, as actual results may vary from estimates.

As a result, no assurance can be given that we will be able to make distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield on invested capital or increase or even be maintained over time, any of which could materially and adversely affect us.

We cannot give any assurance that interest from the mortgage loans we make will increase, that any securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of construction loans, first mortgage loans on completed properties or bridge loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our Board in establishing the distribution rate to stockholders. We may not have sufficient legally available cash from operations to make a distribution required to qualify for or maintain our REIT status. We may increase borrowing or use proceeds to make distributions, each of which could be deemed to be a return of your capital. We may make distributions from proceeds or from borrowings in anticipation of future cash flow. Any such distributions will constitute a return of capital and may reduce the amount of capital we ultimately invest in properties.

We are dependent on our Advisor and our success will depend to a significant extent on our Advisor.

We are dependent on our Advisor, Medical Hospitality Capital Markets Group, LLC, and their key personnel, who provide services to us pursuant to the Advisory Agreement. We may not find a suitable replacement for our Advisor if the Advisory Agreement is terminated or for these key personnel if they leave Medical Hospitality Capital Markets Group, LLC or otherwise become unavailable to us.

Our Advisor has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of our Advisor. The officers and key personnel of our Advisor will evaluate, negotiate, close and monitor our loan portfolio; therefore, our success will depend on their continued service. The departure of any of the officers or key personnel of our Advisor could have a material adverse effect on our performance.

ITEM 1A. RISK FACTORS - continued

Our Advisor is not obligated to dedicate any specific personnel exclusively to us. As a result, these individuals may not always be able to devote sufficient time to the management of our business. Further, when there are turbulent conditions in the real estate markets or distress in the credit markets, the attention of our Advisor’s personnel and our executive officers and the resources of Medical Hospitality Capital Markets Group, LLC may also be required by other investment entities or real estate projects. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed.

In addition, we offer no assurance that our Advisor will remain our Advisor or that we will continue to have access to our Advisor’s officers and key personnel. The initial term of our agreement with our Advisor only extended until the first anniversary of the conclusion of the offering contemplated by the Registration Statement, with automatic one-year renewals thereafter. If the Advisory Agreement is terminated and no suitable replacement is found to provide Advisory services to us, we may not be able to execute our business plan.

There are various conflicts of interest in our relationship with our Advisor which could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with our Advisor. Specifically, Mr. Brown, our chief executive officer and the chairman of our Board may become an executive of other real estate investment funds and may participate as owner, investor or otherwise be involved in other real estate investment projects. Our Advisor, Mr. Brown and other executive officers may have conflicts between their duties to us and their duties to, and interests in, such other investment funds and/or projects.

If we raise sufficient capital to do so, we will originate mortgages secured by properties owned primarily by Affiliates of Medical Hospitality Capital Markets Group, LLC. Medical Hospitality Capital Markets Group, LLC may have conflicts of interest with respect to these loans. In addition, Medical Hospitality Capital Markets Group, LLC may face a conflict in structuring the terms of the loan between our interests and the interest of the Affiliated borrower and in closing the loan. Since Medical Hospitality Capital Markets Group, LLC and its Affiliates will control both the borrower and, to a significant extent, us, agreements and transactions with respect to such mortgage loans will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated lenders and borrowers, which may result in the borrower receiving benefits greater than the benefits that we receive.

We will pay our Advisor asset management fees regardless of the performance of our portfolio. Our Advisor’s entitlement to a base management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio.

The agreement with our Advisor was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate.

Our Advisory Agreement with our Advisor was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

Our Advisor is only contractually committed to serve us until the first anniversary of the conclusion of the offering contemplated by the Registration Statement. Thereafter, the Advisory Agreement is renewable for one-year terms; provided, however, that our Advisor may terminate the Advisory Agreement annually upon 30 days prior notice. If the Advisory Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

Pursuant to the Advisory Agreement, our Advisor will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our Board in following or declining to follow its advice or recommendations.  Under the terms of the Advisory Agreement, our Advisor, its officers, members, personnel, any person controlling or controlled by our Advisor and any person providing sub-Advisory services to our Advisor will not be liable to us, any subsidiary of ours, our Directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Advisory Agreement, except because of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the Advisory Agreement. In addition, we have agreed to indemnify our Advisor, its officers, stockholders, members, Advisors, Directors, personnel, any person controlling or controlled by our Advisor and any person providing sub-Advisory services to our Advisor with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of our Advisor not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Advisory Agreement.

ITEM 1A. RISK FACTORS - continued

If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our Company and our ability to make distributions.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Billy L. Brown, who would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. We intend to acquire and maintain separate key man life insurance policies on Mr. Brown and Mr. Moore. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies, and therefore, our Company, could be delayed or hindered.

Medical Hospitality Capital Markets Group, LLC and its officers and employees and certain of our key personnel face competing demands relating to their time, and this may cause our operating results to suffer.

Medical Hospitality Capital Markets Group, LLC and its officers and employees and certain of our key personnel and their respective Affiliates are key personnel, general partners and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities.

Payment of fees to Medical Hospitality Capital Markets Group, LLC and its Affiliates reduces cash available for investment and distribution.

Medical Hospitality Capital Markets Group, LLC and its Affiliates will perform services for us in connection with the selection and acquisition of our investments, and the origination and servicing of our mortgage or bridge loans, if any, and the administration of our other investments. They are paid an asset management fee for these services, which reduces the amount of cash available for investment in mortgage loans or distribution to stockholders.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of your investment.

We could suffer from delays in locating suitable mortgage loan investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the origination of mortgages likely would adversely affect our Company and our ability to make distributions.

Our investments will be concentrated and will be subject to risk of default.

We intend to concentrate our portfolio in a limited number of investments in the manner and we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our Board. Therefore, our investments in our target assets will be concentrated in certain property types or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in losses or defaults on a number of our mortgage loan investments within a short time period, which may reduce our net income and accordingly reduce our ability to pay dividends to our stockholders and adversely affect our Company.

We operate in a highly competitive market for loan opportunities and competition may limit our ability to originate desirable first mortgage loans and could also affect the pricing of these securities.

We operate in a highly competitive market for lending opportunities. Our profitability depends, in large part, on our ability to originate mortgage loans on a favorable basis. We will compete for lending opportunities with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (possibly including other funds managed by Medical Hospitality Capital Markets Group), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other mortgage REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government, if we are not eligible to participate in programs established by the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of lending opportunities and establish more relationships than us. Furthermore, competition for lending opportunities in our target assets may lead to more competitive loan pricing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable lending opportunities in our target assets may be limited in the future and we may not be able to take advantage of attractive opportunities from time to time, as we can provide no assurance that we will be able to identify and make loans that are consistent with our investment objectives.

ITEM 1A. RISK FACTORS - continued

We may experience a decline in the fair market value of the assets securing our loans.

A decline in the fair market value of the assets securing our loans may require us to recognize an “other-than-temporary” impairment against such assets under GAAP if we were to determine that, with respect to any loans in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery of the value of the underlying assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the asset value of such loans to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such loans through foreclosure or otherwise could further affect our future losses or gains, as they are based on the difference between the sales price received and adjusted amortized cost of such loans at the time of sale.

Liability relating to environmental matters may impact the value of properties that we may acquire upon foreclosure of the properties underlying our investments.

Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

To the extent that an owner of a property underlying one of our debt investments becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect our Company, the value of the relevant mortgage asset held by us (and the property secured thereby) and our ability to make distributions to our stockholders.

Economic and regulatory changes may have an adverse impact on the real estate market in general and on our operating results.

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate lending market in general, and we cannot assure you that we will be profitable or that we will achieve stable income from the our real estate mortgage loans.

Our operating results are subject to risks generally incident to real estate lending, including:

           •           changes in general economic or local conditions;

           •           changes in supply of or demand for similar or competing properties in an area;

           •           changes in interest rates;

           •           borrower’s inability or unwillingness to pay principal and interest as agreed; and

           •           defaults and foreclosure of properties.

These and other risks may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

We anticipate funding mortgages for the acquisition, construction and development of hotel properties. These acquisition, development and construction project loans will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our borrower’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder selected by our borrower fails to perform, we may resort to legal action to rescind the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. We may incur additional risks when we make periodic progress payments or other advances to borrowers before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment.

ITEM 1A. RISK FACTORS - continued

In addition, we will be subject to normal occupancy risks relating to newly constructed hotel projects. We also must rely on room rate and operating expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a loan amount and loan terms at the time we originate a mortgage loan on each property. If the projections are inaccurate, we may suffer losses of interest income and/or principal.

We may originate mortgages secured by unimproved real property. Repayment of loans from development of unimproved properties is also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. Although we intend to limit the amount of loans in unimproved property to property our borrowers intend to develop in a short time frame, your investment nevertheless may be subject to the risks associated with loans secured by unimproved real property.

If a borrower declares bankruptcy, we may be unable to collect interest and principal on our mortgage loans.

Any of our borrowers, or any guarantor of a borrower’s loan obligations to us, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently.

A borrower or loan guarantor bankruptcy could delay efforts to collect past due balances under the relevant mortgage loans, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of principal and interest payments that would mean a reduction in our cash flow.

Hotels securing our mortgage loans that have lower than anticipated occupancies or diminished room rates for a significant period of time could result in our borrower’s inability to make scheduled principal and interest payments.

A hotel property may experience reduced occupancy or diminished room rates. If either or both of these conditions continue for a long period of time, our borrowers may suffer reduced ability to pay us the principal and interest payments they are obligated to make under the terms of the loan agreements with us, which may result in less cash to be distributed to stockholders.

Our borrowers may be unable to secure funds for future hotel improvements or capital needs, which could adversely impact their ability to pay principal and interest payments to us and therefore our ability to make cash distributions.

After hotels have been open and operating a number of years, they require substantial funds for improvements and refurbishments. Accordingly, if our borrowers need additional capital in the future to improve or maintain hotel properties we have made mortgage loans on or for any other reason, and they must rely on us to provide such financing we will have to obtain financing from other sources, such as cash flow from operations, borrowings, principal repayments or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot provide additional funding for capital improvements, the properties securing our loans may generate lower cash flows or decline in value, or both.

In the event of foreclosures on properties, we may not be able to sell such properties at a price equal to, or greater than, the loan amount and accrued unpaid interest, which may lead to a decrease in the value of our assets.

There can be no assurances that if we must foreclose one or more hotel properties we have made loans on in the event we are able to sell such property such sale may occur at a price less than the amount required to recover our loan balances and accrued unpaid interest on the loans.

Adverse economic conditions will negatively affect our returns and profitability.

Recent events, including geopolitical events, have exacerbated the general economic slowdown that has affected the nation as a whole and the local economies where our properties may be located. Economic weakness and higher unemployment, combined with higher costs, especially for energy, food and commodities, has put considerable pressure on consumer spending, which, along with the lack of available debt financing, has resulted in many U.S. companies experiencing poorer financial and operating performance over the past twelve months than in prior periods. As a result, this slowdown has reduced demand for hotel rooms, support for hotel room rates and hotel property values. Our operating results may be affected by the following market and economic challenges, which may result from a continued or exacerbated general economic slowdown experienced by the nation as a whole or by the local economics where our properties may be located:

           •           poor economic conditions may result in reduced occupancy and/or room rates for our borrowers;

ITEM 1A. RISK FACTORS - continued

           •           achieving target occupancies may require concessions or reduced room rates by our borrowers;

           •           increased insurance premiums may reduce funds available for debt service for our borrowers. They may not be able to increase room rates sufficiently to reflect any increased insurance premiums, which may adversely affect their ability to make timely mortgage payments to us.

A continuing environment of poor economic conditions could further weaken real estate markets. We do not know how long the slowdown will last, or when, or even if, real estate markets will return to more normal conditions. Since we cannot predict when real estate markets may recover, the value of the hotel properties securing our mortgage loans may decline if market conditions persist or worsen. Further, the results of operations for a property in any one period may not be indicative of results in future periods, and the long-term performance of such hotel property generally may not be comparable to, and cash flows may not be as predictable as, other properties owned by third parties of the same or similar character. The already weak conditions in the real estate markets could be further exacerbated by a deterioration of national or regional economic conditions. The property values and operations of the hotel properties securing our mortgage loans could be negatively affected to the extent that the current economic downturn is prolonged or becomes more severe.

If our borrowers suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. In these instances, our borrowers may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. They may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government, and has been renewed until December 31, 2014. We cannot be certain how this act will impact our borrowers or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

Adverse geopolitical conditions may negatively affect our returns and profitability.

The United States’ armed conflict in various parts of the world could have a further impact on the financial stability of our borrowers and the financial results of the operation of hotel properties securing our mortgage loans. The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business. More generally, any of these events could result in increased volatility in or damage to the United States and worldwide financial markets and economy. They also could result in higher energy costs and increased economic uncertainty in the United States or abroad. Adverse economic conditions could affect the ability of our borrowers to pay principal and/or interest, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay distributions.

U.S. Federal Income Tax Risks

Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.

We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2014. However, we may terminate our REIT qualification, if our Board determines that not qualifying as a REIT is in the best interests of our stockholders, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholders ownership and other requirements on a continuing basis. We currently intend to structure our activities in a manner designed to satisfy all the requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization could jeopardize our ability to satisfy all the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

 For any year in which we do not qualify as a REIT, including any taxable year prior to the effective date of our REIT election or if we otherwise fail to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

ITEM 1A. RISK FACTORS - continued

Even if we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution.

Even if we qualify as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gains we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution.

To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive lending opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.

In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for distributions paid. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be used to originate loans and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

For so long as we qualify as a REIT, our ability to dispose of property may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, but generally excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. While we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (a) to the extent we choose to do any such activities, conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary will incur income taxes), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain dispositions of our properties to comply with a prohibited transaction safe harbor available under the Code for properties held for at least two years. However, despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, but generally excluding a taxable REIT subsidiary, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with taxable REIT subsidiaries may be subject to 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries.

A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We may use taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.

ITEM 1A. RISK FACTORS - continued

Our investments in certain debt instruments may cause us to recognize “phantom income” for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.

Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, or OID, or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets referred to as “phantom income.” In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms, (c) distribute amounts that would otherwise be used for future acquisitions or used to repay debt, or (d) make a taxable distribution of our shares of common stock, to the extent allowed by applicable law, as part of a distribution in which stockholders may elect to receive shares of common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements.

Moreover, we may acquire distressed debt investments that require subsequent modification by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt taxable exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value and would cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt.

We may choose to make distributions of our common stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.

In connection with our qualification as a REIT, we are required to annually distribute at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) to our stockholders, determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to satisfy this requirement, we may distribute taxable dividends that are payable in cash and common stock at the election of each stockholders. Under IRS Revenue Procedure 2010-12, up to 90% of a REIT’s taxable dividend with respect to the taxable years 2010 and 2011 could be payable in such REIT’s stock. To the extent such Revenue Procedure is extended to apply or a similar Revenue Procedure is issued which applies to taxable years after 2011 (and specifically 2013 and thereafter) and we are able to take advantage of the provisions of any such Revenue Procedure and actually distribute taxable dividends payable in our common stock, taxable stockholders receiving such dividends would likely be required to include the full amount of the dividend as ordinary income to the extent of our current or accumulated earnings and profits for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. Accordingly, U.S. stockholder receiving a distribution of our common stock may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock, by withholding or disposing of part of the shares in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell common stock in order to pay taxes owed on dividends, such sale may put downward pressure on the trading price of our common stock.

Further, since Revenue Procedure 2010-12 applies only to taxable dividends payable by a REIT in a combination of cash and stock with respect to the taxable years 2010 and 2011, it is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock in later years. Moreover, various tax aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income.

Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends, or qualified dividend income generally will be taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from taxable REIT subsidiaries and certain other sources, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in common stock.

ITEM 1A. RISK FACTORS - continued

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

The 15% tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates has generally been extended to tax years beginning on or after January 1, 2013 (with a maximum rate of 20% for taxpayers with incomes above certain threshold amounts). Dividends payable by REITs, however, generally are not eligible for the reduced rates and continue to be subject to tax at rates applicable to ordinary income, which are as high as 39.6% starting in 2013. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including common stock.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, inadvertent or otherwise, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.

Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The ability of our Board to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.

Our charter provides that our Board may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in the best interests of our stockholders. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of common stock.

ITEM 1A. RISK FACTORS - continued

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel’s tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.

Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our Board with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our Board has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in common stock and restrict our business combination opportunities.

In order to qualify as a REIT for each taxable year ending after 2014, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year after 2013. To help insure that we meet these tests, our charter restricts the acquisition and ownership of our shares of stock.

Our charter, with certain exceptions, authorizes our Directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our Board, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of our common stock. Our Board may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of 9.8% of the value of our outstanding shares would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interest to continue to qualify as a REIT.

These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for common stock or otherwise be in the best interest of the stockholders.

Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.

Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Capital gain distributions attributable to sales or exchanges of U.S. real property generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received. There are no assurances that our shares will be “regularly traded” on an established securities market located in the United States. If our shares are not “regularly traded” on an established securities market located in the United States, this exception will not apply. See “Material U.S. Federal Income Tax Considerations — Taxation of Non-U.S. stockholders.”

Gain recognized by a non-U.S. stockholder upon the sale or exchange of common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a “U.S. real property interest” within the meaning of the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA.  Common stock will not constitute a “U.S. real property interest” so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure you, that we will be a domestically-controlled qualified investment entity.

ITEM 1A. RISK FACTORS - continued

Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a U.S. real property interest if (a) common stock are “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. Stockholder owned, actually and constructively, 5% or less of the common stock at any time during the five-year period ending on the date of the sale. There are no assurances that the common stock will be “regularly traded” on an established securities market. See “Material U.S. Federal Income Tax Considerations — Taxation of Non-U.S. Stockholders — Sale of Shares.” We encourage you to consult your tax advisor to determine the tax consequences applicable if you are a non-U.S. stockholder. See “Material U.S. Federal Income Tax Considerations — Taxation of U.S. Stockholders — Taxation of Non-U.S. Stockholders.”

 Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in the section entitled “Risk Factors” included in our Registration Statement. All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this document.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located at 190 E. Stacy Rd, Suite 1720, Allen Texas 75002. An entity controlled by Billy Brown currently leases this office space which totals approximately 2,000 square feet.  We believe that the condition and size of our offices are adequate for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

We are not party to any material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY

During the second quarter of 2013, the Company completed its regulatory filings and preparations for commencing the offering set forth in the Registration Statement during the third quarter of 2013. During the third quarter of 2013, the Company released a wholesaling team to begin the processing of initiating selling agreements with Broker-Dealer relationships in Texas and Florida. In addition, the company has filed for Blue Sky approval in the following states: GA, CA, NY, UT, SC, OK, HI and VA.

Market Information

There is currently no established trading market for shares of our common stock. Management cannot give any assurance that any market for our common stock will develop or be maintained.

Holders

We currently have three (3) holders of our common stock.

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. Our dividend policy cannot be ascertained with any certainty, because of our current lack of any profitable operations. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation or similar plans.

Sales of Unregistered Securities

Other than the issuances described below, all equity securities that we have sold during the period covered by this report that were not registered under the Securities Act have previously been included in a Quarterly Report on Form 10-Q:

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its stock during the year ended December 31, 2013.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth and discussed in this Management’s Discussion and Analysis and Plan of Operations is derived from the historical financial statements and the related notes thereto of Medical Hospitality Group, Inc., which are included in this Form 10-K. The following information and discussion should be read in conjunction with such financial statements and notes.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

For the years ended December 31, 2013 compared to 2012

Revenues

For the year ended December 31, 2013, revenue was $-0- compared to $-0- for the year ended December 31, 2012. The Company was in process of completing regulatory filings during these periods.

Expenses

General and administrative expenses totaled $168,424 for the year ended December 31, 2013, an increase of approximately $25,323 from $143,101 for the year ended December 31, 2012. These general and administrative expense differences are largely driven by costs of professional services.

Other Income / (Expenses)

The Company had no other income or expenses during the years ended December 31, 2013 and 2012.

Net Loss

For the year ended December 31, 2013, we had a net loss of $168,424 compared with a net loss of $143,101 for year ended December 31, 2012. This increase in net loss was due primarily to professional services costs incurred in the regulatory filings process.

For the years ended December 31, 2013 and 2012, our earnings per share, on a basic and diluted basis, were $(5.61) and $(4.58), respectively.

Liquidity and Capital Resources

Our cash requirements, mostly for corporate expenses, are projected to be approximately $20,000 per month or $240,000 for the next 12 months, and our development lending activity will be funded from proceeds of the common stock offering. As of December 31, 2013, we are unable to determine whether we will generate sufficient cash from operations to fund our operations for the next twelve months. Revenue from projected lending activities are dependent on completion of common stock funding and deployment of those funds into projects. We cannot predict whether our cash flows from these future activities will be sufficient to meet our monthly cash requirements.

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

The Company has been dependent on its Advisor and related parties to advance funds as required for working capital requirements. As of December 31, 2013 advances from related parties total $203,833.

As of December 31, 2013 the Advisor has incurred organizational and offering costs of $989,983 including $614,967 and $375,016 for the years ended December 31, 2013 and 2012, respectively. The Advisor will receive 2% of the proceeds of the offering up to a maximum of $1,200,000 as reimbursement for organization and offering expenses it has or will incur on behalf of the Company.

Under our Registration Statement, we are offering and selling to the public in our primary offering up to 6,000,000 shares of our common stock, $0.01 par value per share, at $10 per share. Our principal demands for cash will be our lending activities, including the amounts advanced pursuant to first mortgage loan commitments we make to borrowers. Additionally the payment of our operating and administrative expenses and distributions to our stockholders will require cash. Generally, we will fund our loan originations from the net proceeds of the offering. Given that there is considerable uncertainty as to the timing and amounts that we will receive from the offering, we will be required to have considerable flexibility with respect to the use of our liquidity to fund loan advances. Loans involving hotel development projects will necessarily require staged loan advances monthly based on submission of required loan request documentation as well as approval by a majority of the Independent Directors for loans to affiliated parties and a majority of the entire Board of Directors for loans to unaffiliated parties. The Company believes that due to the extensive industry relationships and experience of its management and directors that it will be able to identify lending opportunities irrespective of the amounts provided by this offering or the timing of receipt of those amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

Off-Balance Sheet Arrangements

At December 31, 2013, we did not have any off-balance sheet arrangements.

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

For further information, please refer to the Form S-11 Registration Statement filed with the SEC.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide this information under Regulation S-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our comparative financial statements for the fiscal year ended December 31, 2013 are attached hereto.

MEDICAL HOSPITALITY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
AND
REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

AS OF DECEMBER 31, 2013 AND 2012
AND
FOR THE YEARS ENDED
DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Medical Hospitality Group, Inc.

We have audited the accompanying balance sheets of Medical Hospitality Group, Inc. (a development stage company) as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2013 and 2012 and for the period from January 18, 2011 (inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Hospitality Group, Inc. as of December 31, 2013 and 2012, and the results of its operations, changes in stockholders' equity and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not generated any income from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richardson, TX
March 28, 2014

MEDICAL HOSPITALITY GROUP, INC.
(A Development Stage Company)
Balance Sheets
(AUDITED)

	December 31, 2013	December 31, 2012
Assets

Current Assets:

Cash	$85	$445

Prepaid expense	2,000	-

Deferred offering costs	64,095	64,095

Total Current Assets	66,180	64,540

Other assets	-	1,459

Total Assets	$66,180	$65,999

Liabilities and Stockholders’ Equity

Liabilities

Current Liabilities:

Accounts payable	$8,222	$14,450

Due to Related parties	203,833	33,000

Accrued Liabilities	14,000	10,000

Total Current Liabilities	226,055	57,450

Stockholders' Equity:

Preferred stock, 10,000,000 shares authorized, $0.01 par value, no shares issued and outstanding; no preferences established	-	-

Common stock, 50,000,000 shares authorized, $0.01 par value, 30,000 and 30,000 shares issued and outstanding on December 31, 2013 and 2012, respectively	300	300

Additional Paid-in Capital	200,700	200,700

Accumulated Deficit During the Development Stage	(360,875)	(192,451)

Total Stockholders' Equity	(159,875)	8,549

Total Liabilities and Stockholders’ Equity	$66,180	$65,999

The accompanying notes are an integral part of these financial statements.

MEDICAL HOSPITALITY GROUP, INC.
(A Development Stage Company)
Statements of Operations
(AUDITED)

	For the Year ended December 31, 2013	For the year ended December 31, 2012	For the period from January 18, 2011 Inception through December 31, 2013
Operating expenses	$51,175	$52,345	$127,777

Professional fees	117,249	90,756	233,098

Total expenses	$168,424	143,101	360,875

Net loss	$(168,424)	$(143,101)	$(360,875)

Net loss per common share - basic and diluted	$(5.61)	$(4.58)	(11.25)

Weighted average number of common shares outstanding	30,000	31,250	32,083

The accompanying notes are an integral part of these financial statements.

MEDICAL HOSPITALITY GROUP, INC.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity
For the period from January 18, 2011 Inception through December 31, 2013
(AUDITED)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 18, 2011	-	$-	$-	$-	$-

Edward J. Devereaux	5,000	50	450	-	500

James D. Boston	5,000	50	450	-	500

Robert A. Forrester	5,000	50	450	-	500

Medical Hospitality Capital
Markets Group, Inc.	20,000	200	199,800	-	200,000

Net Loss - 2011	-	-	-	(49,350)	(49,350)

Balance at December 31, 2011	35,000	$350	$201,150	$(49,350)	$152,150

Stock Cancellation at April 10,2012	(5,000)	(50)	(450)		(500)
Net Loss - 2012	-	-	-	(143,101)	(143,101)

Balance at December 31, 2012	30,000	$300	$200,700	$(192,451)	$8,549

Net Loss - 2013	-	-	-	(168,424)	(168,424)

Balance at December 31, 2013	30,000	$300	$200,700	$(360,875)	$(159,875)

The accompanying notes are an integral part of these financial statements.

MEDICAL HOSPITALITY GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows
(AUDITED)

			For the Period from January 18, 2011 (Inception)
	For the Year Ended	For the Year Ended	through
	December 31, 2013	December 31, 2012	December 31, 2013
Operating Activities:

Net loss	$(168,424)	$(143,101)	$(360,875)

Adjustments to reconcile net loss to net cash used in operating activities:

Non-cash expense	-	(500)	1,000

Change in operating assets and liabilities:

Deferred offering costs	-	1,707	(64,095)

Other assets	(542)	1,751	(2,000)

Accrued liabilities	14,000	(4,354)	14,000

Accounts payable	(28,227)	15,985	8,222

Net cash used in operating activities	(183,193)	(128,512)	(403,748)

Financing activities:

Advances - related parties	182,833	21,000	203,833

Proceeds from investment by shareholder	-	-0-	200,000

Net cash provided by financing activities	182,833	21,000	403,833

Net increase (decrease) in cash	(360)	(107,512)	85

Cash at beginning of the period	445	107,957	-

Cash at end of the period	$85	$445	$85

Supplemental Disclosures:

Interest Paid	$-	$-	$-

Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MEDICAL HOSPITALITY GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Period From January 18, 2011 (Inception)
Through December 31, 2013
(AUDITED)

NOTE 1. ORGANIZATION AND BUSINESS ACTIVITIES
Medical Hospitality Group, Inc. (the “Company”) was incorporated in the State of Maryland on January 18, 2011.  The Company expects to originate, hold and service first mortgage loans for the acquisition, development, and construction of branded, extended-stay, limited-service hotels, primarily to related parties.  It is presently anticipated that the Company will raise capital through one or more securities offerings to fund such mortgage loans. In addition, the Company will also consider originating first mortgage liens for highly-qualified, third-party, unrelated borrowers in connection with the acquisition or development of similar hospitality projects.  As of December 31, 2013 and December 31, 2012, the Company is considered to be a de novo corporation.

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

We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2014. Furthermore, we intend to continue operating as a REIT; however, we cannot assure you that we will meet the applicable requirements under U.S. federal income tax laws, which are highly technical and complex. In brief, a corporation that complies with the provisions in Code Sections 856 through 860, and qualifies as a REIT generally is not taxed on its net taxable income to the extent such income is currently distributed to stockholders, thereby completely or substantially eliminating the “double taxation” that a corporation and its stockholders generally bear together. However, a corporation could be subject to U.S. federal income tax in some circumstances even if it qualifies as a REIT and would likely suffer adverse consequences, including reduced cash available for distribution to its stockholders, if it failed to qualify as a REIT.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements as of December 31, 2013 and 2012 and for the years ended December 31, 2013 and 2012 and for the period from January 18, 2011 (inception) through December 31, 2013; include all transactions occurring during the period from the Company’s incorporation to its fiscal year end.  These financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”). References to GAAP are done using the Financial Accounting Standards Board (“FASB”) Accounting Standard CodificationTM (“ASC” or “Codification”) 105, Generally Accepted Accounting Principles (“ASC 105”).

MEDICAL HOSPITALITY GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Period From January 18, 2011 (Inception)
Through December 31, 2013
(AUDITED)

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2013 and December 31, 2012, there were $85 and $445 in cash equivalents, respectively.

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

Stock Based Compensation
The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).  The Company did not grant any stock options or warrants during the periods ended December 31, 2013 and December 31, 2012.

Underwriting Commissions, Associated Costs Payable to Dealer Manager and Organizational and Offering Expenses
Underwriting commissions and offering costs to be incurred in connection with the Company’s stock offering will be reflected as a reduction of additional paid-in capital. Costs incurred that are not directly associated with the completion of the IPO will be expensed as incurred. Certain costs incurred by the Advisor and/or the Company to organize the Company and to undertake the offering will be paid by our Advisor and will be reimbursed to the Advisor from the proceeds of the Company’s stock offering. As of December 31, 2013 and December 31, 2012, the Company incurred $64,095 of direct costs related to the stock offering. These offering costs will be deferred and charged against the proceeds of the offering when received.

The Advisor will receive 2% of the proceeds of the offering up to a maximum of $1,200,000 as reimbursement for Organization and Offering Expenses it has or will incur on behalf of the Company. In the Company’s previous audit and interim financial statements the Organizational & Offering Expenses were stated as 1% of the offering proceeds up to a maximum of $600,000. On December 22, 2011 this amount was increased to reflect additional costs the Advisor has incurred due to various delays and to reflect the Company’s decision to conduct the offering in more states than originally anticipated. The Company anticipates that this entire amount will be needed to complete the Offering and will therefore be reimbursed to the Advisor if the entire Offering is sold. As of December 31, 2013 the Advisor has incurred organizational and offering costs of $989,983.

MEDICAL HOSPITALITY GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Period From January 18, 2011 (Inception)
Through December 31 2013
(AUDITED)

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

In April 2012, the Company canceled 5,000 shares of common stock (founders’ shares) previously issued to Edward J. Devereaux, an unaffiliated party, who provided professional services to the Company. An additional, 25,000 shares which were subject to the lock-up agreement described above were also canceled. As of December 31, 2013, 10,000 founders’ shares remain outstanding and 25,000 shares remain subject to the lock-up agreement.

As of December 31, 2013 and December 31, 2012, none of these restricted shares have been released from the lock-up agreement. This stock was originally valued, for the purpose of determining the current period expense, based on the aggregate value of the services rendered at $0.10 per share. Only the expense of the stock not subject to the lock-up agreement has been reflected to date. To the extent any of these restricted founders’ shares are released in the future, the Company will recognize expense at the fair market value of each share as they are released from the lock-up agreement. The lock-up agreement provides that 1 share of founders’ stock will be released for each 100 shares of stock over 1,000,000 shares sold by the Company pursuant to the Company’s initial public offering. The release of shares subject to the lock-up agreement will be calculated at the end of each calendar quarter.

Medical Hospitality Capital Markets Group, LLC, our Advisor, purchased 20,000 shares of common stock at a price of $10.00 per share.

Detail of Option/Warranty Activity:

There are no outstanding Options or Warrants for the Company’s stock.

MEDICAL HOSPITALITY GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Period From January 18, 2011 (Inception)
Through December 31, 2013
(AUDITED)

NOTE 5. COMMITMENTS AND CONTINGENCIES
As of December 31, 2013 and December 31, 2012, the Company did not maintain any commitments or contingencies.

NOTE 6. INCOME TAXES
The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. There was no current or deferred income tax expense or benefits for the years ended December 31, 2013 and 2012, and for the period from January 18, 2011 (inception) through December 31, 2013.

NOTE 7. RELATED PARTY TRANSACTIONS
The business of the Company is managed by Medical Hospitality Capital Markets Group, LLC. (the “Advisor”), under the terms of The Advisory Agreement dated March 21, 2011.  The Advisor purchased 20,000 shares of common stock for $200,000. As of December 31, 2013 and December 31, 2012 there are $203,833 and $33,000 respectively, in advances to the Company from officers and other related parties.

In the future, certain officers and Directors of the Company, or their Affiliates, may provide loan guarantees in connection with mortgage loans originated by the Company. If such guarantees are provided, the Company will disclose information regarding the guarantees and guarantors required by law and regulation. As of March 28, 2014 the date the financial statements were available to be issued, there can be no assurance that such guarantees will in fact occur.

NOTE 8. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through March 28, 2014, the date the financial statements were available to be issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

Changes in internal control over financial reporting

The appointment of an Audit Committee and adoption of a written charter of the Audit Committee has not been done as of December 31, 2013. Such as appointment may be deemed a change in our internal control over financial reporting that will materially affect, or is reasonably likely to materially affect, our internal control over financial reporting. These changes would provide oversight of our financial affairs and accounting and provide oversight in the establishment and monitoring of required internal controls and procedures.  The Committee to be appointed will assist the Board of Directors in fulfilling its responsibility to oversee: (i) management’s conduct of the financial reporting process; (ii) the integrity of the financial statements and other financial information we provide to the SEC and the public; (iii) our system of internal accounting and financial controls; (iv) our compliance with legal and regulatory requirements; (v) the performance of our internal audit function; (vi) the independent auditors’ qualifications, performance, and independence; and (vii) the annual independent audit of our financial statements.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting – Guidance for Smaller Public Companies.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial officer, does not expect that disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control.  The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Individual persons may perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position(s) and Office(s)
Billy L. Brown	66	Chief Executive Officer and Chairman of the Board
Tim Moore	45	President, CFO and Director
Rick Besse	70	Director
Cameron Larkin	44	Director
Kyle Beebe	34	Director
Judy Hendrick	60	Director

Below is certain biographical information of our executive officers and directors:

Billy Brown, 66, is the Chairman of the Board of Directors of the Company and its Chief Executive Officer. He also serves as the Chairman and Chief Executive Officer of the Advisor. In addition to his positions with the Company and our Advisor, Mr. Brown has served as President of Benchmark Development since March 1993. For more than ten years Benchmark has primarily been involved in the development and construction of limited service hotels in the United States.  Mr. Brown has also served as President of Mitchell Resources since October 1989.  For more than ten years Mitchell Resources has primarily been involved in the development and construction management of limited service hotels in the United States.  Mr. Brown, through Mitchell Resources and Benchmark Development and other affiliated entities, has developed and/or constructed twenty-six limited service hotels in six states representing a value of approximately $244,000,000.  He graduated from Angelo State University in 1968 with a Bachelor of Arts degree.

Tim Moore, 45, President, Chief Financial Officer and Director of the Company. He also serves as President of the Advisor. Tim Moore has served as President of the Advisor since January 2011. He is responsible for managing the due diligence and underwriting process on all loan transactions from origination through closing. In addition to his duties with the Advisor, Mr. Moore is associated with NT Capital, LLC, a company he founded in November of 2007 to originate limited service and extended stay hotel financing for third party hotel owner/developers.  From May 2004 until he founded NT Capital in November 2007, Mr. Moore was President of Moody National Companies – Hospitality Group. At Moody National, he was responsible for managing the group that originated and placed mortgage debt and equity for development, acquisition and refinance opportunities for third parties as well as for affiliates of Moody National Companies.  While with Moody National Mr. Moore sourced 38 limited service and extended stay hotel assets that were directly acquired by Moody National Companies.  Prior to Moody National Companies, Tim served as Vice President of Development for GE Commercial Real Estate from July 2002 until May 2004 and for GMAC Commercial Mortgage from February 1999 until July 2002.  Over a 16 year career, Mr. Moore has facilitated the acquisition and financing of over 100 hotel transactions involving more than $1 Billion in total value.  Mr. Moore holds a B.A. with emphasis on real estate and finance from The University of North Texas.

Rick Besse, 70, Director. Since October of 2010 Mr. Besse has served as a Senior Vice President for Grubb & Ellis. Grubb & Ellis Company (NYSE: GBE) is one of the largest and most respected commercial real estate services and investment companies in the world with approximately 5,200 professionals in more than 100 company-owned and affiliate offices. Grubb & Ellis draws from a unique platform of real estate services, practice groups and investment products to deliver comprehensive, integrated solutions to real estate owners, tenants and investors. The firm’s transaction, management, consulting and investment services are supported by highly regarded proprietary market research and extensive local expertise.    Prior to joining Grub and Ellis, Mr. Besse served from November 2008 to August 2010 as a contractor for the FDIC managing loans from failed banks.  Mr. Besse was first assigned to manage over 200 loans owned by Omni Bank in Atlanta, GA. Mr. Besse was also assigned by the FDIC to manage the assets of the Silverton Bank - Specialty Finance Group (SFG) that specialized in Hotel construction loans. Silverton Bank was also located in Atlanta, GA. SFG had a portfolio of 112 hotel loans, with a value in excess of $1.5 Billion.  42 of these hotels were still under construction when Mr. Besse was appointed manager of the portfolio. Mr. Besse led the team that managed the SFG portfolio until the portfolio was sold.  In June 1985 Mr. Besse founded The Winslow Group, which was a consulting/brokerage firm specializing in the hospitality industry. His firm represented many companies, both in the restaurant and hotel industry. Notable assignments include representing Marriott Corporation in their site selection process throughout the southwest for their company-owned limited service hotels. Mr. Besse and Winslow also represented a Dallas based investment firm on the acquisition of 11 hotels. He was retained by Rock Resorts to review domestic resort locations for potential acquisitions or management contracts. In October 1998, Mr. Besse formed an investment partnership and as Managing Partner, purchased and repositioned two historic hotels in the South Beach area of Miami Beach. The hotels were sold in mid-year 2001. He started his career with Pannel, Kerr, Forster and Company, an international CPA firm, writing hotel feasibility studies in the southeast United States. He then moved to the restaurant industry and spent 8 years with Taco Bell, starting as a Real Estate Representative and working his way to Vice President of Development. He managed a staff of 18 real estate representatives and was responsible for the development of over 300 restaurants. He holds a BA and an MBA from the Hotel School at Michigan State University.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Cameron J. Larkin, 44, Director. Mr. Larkin is Vice President Finance for Nationstar Mortgage from May 2011 to present where he manages Special Asset strategic initiatives for the firm. Mr. Larkin was Capital Markets Vice President for Prime Income Asset Management from May 2010 to January 2011 where he managed debt financing activities with a particular focus on the firm's hospitality properties.  Mr. Larkin was Managing Director at Larkin Hospitality Finance from September 2005 to April 2010 where he oversaw the origination and underwriting of debt financing on hospitality projects.  From July 1995 to August 2005 Cameron was an executive with GE Capital in a number of financial and operating roles across several of the firms lending and insurance businesses in the U.S. and Europe. Cameron was a consultant with Anderson Consulting (now Accenture) from August 1992 to July 1995.  Cameron holds a B.S. degree from the University of Vermont and an MBA from Columbia University.

Kyle Bebee, 34, Director. Mr. Bebee is the founding partner of Spicewood Hotel Group which he joined in June 2010. Spicewood is an investor in premium branded select service hotel assets.  Spicewood invests in all segments of the capital structure and asset life-cycle, from pre-development to stabilization. Through its principals and strategic relationships Spicewood sources off-market opportunities and then partners with proven companies in the lodging sector. From December 2004 until June 2010 Mr. Bebee led acquisitions for Moody National Companies, a full service real estate firm based in Houston, TX.  Total capital invested under Mr. Bebee’s tenure was in excess of $1.4B, the majority in the hotel sector.  Mr. Bebee began his career as a real estate private equity analyst for the Blackstone Group in New York, NY in June of 2003. Mr. Bebee has a Bachelor of Business Administration degree from Texas A&M University where he graduated Magna Cum Laude.

Judy Hendrick, 60, Director. Ms. Hendrick has served as Executive Vice President and Chief Financial Officer of Aimbridge Hospitality LLC (“Aimbridge”) from April 2008 to present.  Aimbridge is a hotel management and ownership company which currently has approximately 185 hotel properties under management. Ms. Hendrick is responsible for the company's debt and equity capital sourcing and structuring for acquisitions, development and redevelopment of hotels, and management of the accounting, financial, cash management and real estate aspects of all properties and partnerships. Ms. Hendrick plays a key role in guiding Aimbridge's investment and business development strategies. Prior to joining Aimbridge, Ms. Hendrick served in several senior management positions with Wyndham International during her 16-year tenure, including Executive Vice President and Chief Investment Officer and Senior Vice President of Finance and Treasurer. Her 20 years of experience in finance and real estate also include positions with major financial institutions such as Chase Manhattan, Canadian Imperial Bank of Commerce and First Republic Bank. She has provided financial advisory services to select corporate clients, including commercial portfolio management for major public real estate investment trusts. Ms. Hendrick holds a B.S. degree from Kansas State University and an MBA from the University of Texas at Dallas.

It is anticipated that the Company will employ various executive and administrative employees that will be direct employees of the Company and therefore compensated by the Company if and when it has the financial resources to do so in the future.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. We believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2013.

Code of Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to our officers and directors. Among other matters, our code of business conduct and ethics is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

•	compliance with laws, rules and regulations;

•	prompt internal reporting of violations of the code to appropriate persons identified in the code; and

•	accountability for adherence to the code of business conduct and ethics.

Any waiver of the code of business conduct and ethics for our executive officers or directors must be approved by a majority of our independent directors. Copies of our code of business conduct and ethics are available without charge on our website, www.medicalhospitalitygroup.com or by writing or calling Medical Hospitality Group, Inc., 190 E. Stacy Road, Suite 1720, Allen, TX 75002, (214) 618-8288.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

During the 2012 and 2013 fiscal years, we paid no compensation to our named executive officers for their services, except as described below under “Compensation of Directors.” The following table sets forth the aggregate compensation paid by us to our named executive officers during the fiscal years ended December 31, 2012 and December 31, 2013:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Billy L. Brown – PEO	2012	N/A	N/A	N/A	N/A	N/A	N/A	$0	$0

Billy L. Brown – PEO	2013	N/A	N/A	N/A	N/A	N/A	N/A	$0	$0

Tim Moore – PFO	2012	N/A	N/A	N/A	N/A	N/A	N/A	$0	$0

Tim Moore - PFO	2013	N/A	N/A	N/A	N/A	N/A	N/A	$0	$0

Compensation of Directors

At present, we pay our independent directors $1,000 for attending each meeting of the Board. We have no other arrangement pursuant to which directors are compensated in any other manner for any services they provide or for committee participation or special assignments. The following table sets forth the aggregate compensation paid by us to our directors during the fiscal year ended on December 31, 2013:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Billy L. Brown	$0	N/A	N/A	N/A	N/A	N/A	N/A

Tim Moore	$0	N/A	N/A	N/A	N/A	N/A	N/A

Rick Besse	$12,000	N/A	N/A	N/A	N/A	N/A	N/A

Cameron Larkin	$11,000	N/A	N/A	N/A	N/A	N/A	N/A

Kyle Beebe	$9,000	N/A	N/A	N/A	N/A	N/A	N/A

Judy Hendrick	$0	N/A	N/A	N/A	N/A	N/A	N/A

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities as of March 27, 2014. Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission and generally includes voting or investment power with respect to securities. The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 30,000 shares of common stock outstanding at that date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - continued

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common	James D. Boston (1) 3303 Blackburn Street #102 Dallas, TX 75204	5,000	16.67%

Common	Robert A. Forrester 1755 North Collins Blvd., Suite 360 Richardson, Texas 75080	5,000	16.67%

Common	Billy L. Brown (2) 190 E. Stacy Road, Suite 1720 Allen, TX 75002	20,000	66.67%

(1)
James D. Boston has been issued an additional 25,000 shares of Common Stock in consideration of services rendered to the Company in connection with its formation. However, as those shares are subject to a Lock Up Agreement restricting his rights to sell and giving the Company a possible right to redeem some portion of those shares such shares are not deemed outstanding for purposes of GAAP and therefore are not reflected in the above table. The Lock Up Agreement provides that the holder of those shares cannot sell them unless and until the Company sells amounts of its Common Stock such that the holder maintains approximately a .05% ownership interest in the Company. If, at the end of the sales period of this offering any shares subject to the Lock Up Agreement remain restricted the Company may redeem those remaining restricted shares for $1.00 per share. Contemporaneously with the issuance to Mr. Boston a similar number of shares were issued to Edward J. Devereaux. However, on April 10, 2012 Mr. Devereaux’s shares were cancelled and he is no longer a shareholder of the Company.

(2)
Mr. Brown controls the voting and dispositive powers of the shares held by Medical Hospitality Capital Markets Group, LLC, and is thus deemed the beneficial owner of Medical Hospitality Capital Markets Group, LLC’s 20,000 shares.

Security Ownership of Management

The following table sets forth the beneficial ownership all directors, nominees and named executive officers (as defined in Item 402(a)(3) of Regulation S-K) of any of our outstanding voting securities as of March 27, 2014. The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 30,000 shares of common stock outstanding at that date.

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common	Billy L. Brown (1) 190 E. Stacy Road, Suite 1720 Allen, TX 75002	20,000	66.67%
Total		20,000	66.67%

(1)
Mr. Brown controls the voting and dispositive powers of the shares held by Medical Hospitality Capital Markets Group, LLC, and is thus deemed the beneficial owner of Medical Hospitality Capital Markets Group, LLC’s 20,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The business of the Company is managed by Medical Hospitality Capital Markets Group, LLC. (the “Advisor”), under the terms of that certain Advisory Agreement dated March 21, 2011.  The Advisor purchased 20,000 shares of common stock for $200,000. As of December 31, 2013 and December 31, 2012 there are $203,833 and $33,000 respectively, in advances to the Company from officers and other related parties.

Director Independence

We currently have four independent directors on our Board, Rick Besse, Cameron Larkin, Kyle Beebe and Mrs. Judy Hendrick.  The definition of “independent” used herein is based on independence standards promulgated by the SEC and the New York Stock Exchange.  The Board performed a review to determine the independence of Rick Besse, Cameron Larkin, Kyle Beebe and Mrs. Judy Hendrick and made a subjective determination as to each of these directors that no transactions, relationships or arrangements exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of Medical Hospitality Group, Inc.  In making these determinations, the Board reviewed information provided by these directors with regard to each Director’s business and personal activities as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided or to be provided by Chapman, Hext & Co., P.C., our independent registered public accountants, during the years ended December 31, 2013 and 2012.

	2013	2012
Audit Fees(1)	$52,973	$38,398
Audit Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees	3,270	3,640
Total Fees	56,243	42,038

(1)
Audit Fees: This category represents the aggregate fees billed for professional services rendered by the principal independent accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years.

(2)
Audit Related Fees: This category consists of the aggregate fees billed for assurance and related services by the principal independent accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees: This category consists of the aggregate fees billed for professional services rendered by the principal independent accountant for tax compliance, tax advice, and tax planning.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description

1.1	Dealer Manager Agreement (incorporated by reference as Exhibit 1.1 to the Company’s Form S-11 Registration Statement No. 333-174533, as amended)

1.2	Selected Dealer Agreement (incorporated by reference as Exhibit 1.2 to the Company’s Form S-11 Registration Statement No. 333-174533, as amended)

3.1	Articles of Amendment and Restatement of the Company (incorporated by reference as Exhibit 3.1 to the Company’s Form S-11 Registration Statement No. 333-174533, as amended)

3.2	Bylaws of the Company (incorporated by reference as Exhibit 3.2 to the Company’s Form S-11 Registration Statement No. 333-174533, as amended)

10.1	Escrow Agreement (incorporated by reference as Exhibit 10.1 to the Company’s Form S-11 Registration Statement No. 333-174533, as amended)

10.2	Advisory Agreement with Medical Hospitality Capital Markets Group, LLC (incorporated by reference as Exhibit 10.2 to the Company’s Form S-11 Registration Statement No. 333-174533, as amended)

10.3	Amended Lock Up Agreement – James D. Boston (incorporated by reference as Exhibit 10.3 to the Company’s Form S-11 Registration Statement No. 333-174533, as amended)

31.1
Certification of principal executive officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of principal financial officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definitions Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Hospitality Group, Inc.

/s/ Billy L. Brown
By: Billy L. Brown
Chief Executive Officer

Date:	March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Billy L. Brown
Billy L. Brown	Director, Chief Executive Officer	March 31, 2014

/s/ Tim Moore		March 31, 2014
Tim Moore	Director, President and CFO

/s/ Rick Besse
Rick Besse	Director	March 31, 2014

/s/ Cameron Larkin
Cameron Larkin	Director	March 31, 2014

/s/ Kyle Beebe
Kyle Beebe	Director	March 31, 2014

/s/ Judy Hendrick
Judy Hendrick	Director	March 31, 2014