Form 10-Q
period 2014-03-31
Medical Hospitality Group, Inc.
filed 2014-05-15
CIK 1515966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
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

As of May 14, 2014, the registrant had 30,000 outstanding shares of common stock, par value $0.01 per share.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDICAL HOSPITALITY GROUP, INC.
(A Development Stage Company)
Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash	$4,380	$85
Prepaid expense	2,000	2,000
Deferred offering costs	64,095	64,095
Total Current Assets	70,475	66,180

Other assets	-	-

Total Assets	$70,475	$66,180

Liabilities and Stockholders’ Equity

Liabilities
Current Liabilities:
Accounts payable	$35,293	$8,222
Due to Related parties	239,333	203,833
Accrued Liabilities	13,500	14,000
Total Current Liabilities	288,126	226,055

Stockholders' Equity:
Preferred stock, 10,000,000 shares authorized, $0.01 par value, no shares issued and outstanding; no preferences established	-	-
Common stock, 50,000,000 shares authorized, $0.01 par value, 30,000 and 30,000 shares issued and outstanding on March 31, 2014 and December 31, 2013, respectively	300	300
Additional Paid-in Capital	200,700	200,700
Accumulated Deficit During the Development Stage	(418,651)	(360,875)
Total Stockholders' Equity	(217,651)	(159,875)

Total Liabilities and Stockholders’ Equity	$70,475	$66,180

The accompanying notes are an integral part of these financial statements.

MEDICAL HOSPITALITY GROUP, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			For the Period
			from January 18,
	For the Three	For the Three	2011 (Inception)
	Months Ended	Months Ended	through
	March 31, 2014	March 31, 2013	March 31, 2014
Operating expenses	$15,885	$14,213	$143,662

Professional fees	41,891	5,350	274,989

Total expenses	57,776	19,563	418,651

Net loss	$(57,776)	$(19,563)	$(418,651)

Net loss per common share - basic and diluted	$(1.93)	$(0.65)	$(13.11)

Weighted average number of common shares outstanding	30,000	30,000	31,923

The accompanying notes are an integral part of these financial statements.

MEDICAL HOSPITALITY GROUP, INC.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity
(Unaudited)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 18, 2011	-	$-	$-	$-	$-
Edward J. Devereaux	5,000	50	450	-	500
James D. Boston	5,000	50	450	-	500
Robert A. Forrester	5,000	50	450	-	500
Medical Hospitality Capital
Markets Group, Inc.	20,000	200	199,800	-	200,000
Net Loss - 2011	-	-	-	(49,350)	(49,350)
Balance at December 31, 2011 (Audited)	35,000	$350	$201,150	$(49,350)	$152,150

Stock Cancellation at April 10,2012	(5,000)	(50)	(450)		(500)
Net Loss - 2012	-	-	-	(143,101)	(143,101)
Balance at December 31, 2012 (Audited)	30,000	$300	$200,700	$(192,451)	$8,549

Net Loss - 2013	-	-	-	(168,424)	(168,424)

Balance at December 31, 2013 (Audited)	30,000	$300	$200,700	$(360,875)	$(159,875)

Net Loss - March 31, 2014	-	-	-	(57,776)	(57,776)

Balance at March 31, 2014 (Unaudited)	30,000	$300	$200,700	$(418,651)	$(217,651)

The accompanying notes are an integral part of these financial statements.

MEDICAL HOSPITALITY GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	For the Period from January 18, 2011 (Inception) through March 31, 2014
Operating Activities:
Net loss	$(57,776)	$(19,563)	$(418,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expense	-	-	1,000
Change in operating assets and liabilities:
Deferred offering costs	-	-	(64,095)
Other assets	-	438	(2,000)
Accrued liabilities	(500)	-	13,500
Accounts payable	27,071	(14,450)	35,293
Net cash used in operating activities	(31,205)	(33,575)	(434,953)

Financing activities:
Advances - related parties	35,500	34,000	239,333
Proceeds from investment by shareholder	-	-	200,000

Net cash provided by financing activities	35,500	34,000	439,333

Net increase (decrease) in cash	4,295	425	4,380

Cash at beginning of the period	85	445	-

Cash at end of the period	$4,380	$870	$4,380

Supplemental Disclosures:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

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

In addition, the Company will also consider originating first mortgage liens for highly-qualified, third-party unrelated borrowers in connection with the acquisition or development of similar hospitality projects.  As of March 31, 2014 and December 31, 2013, the Company is considered to be a de novo corporation.

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

In brief, a corporation that complies with the provisions in Internal Revenue Code Sections 856 through 860, and qualifies as a REIT generally is not taxed on its net taxable income to the extent such income is currently distributed to stockholders, thereby completely or substantially eliminating the “double taxation” that a corporation and its stockholders generally bear together. However, a corporation could be subject to U.S. federal income tax in some circumstances even if it qualifies as a REIT and would likely suffer adverse consequences, including reduced cash available for distribution to its stockholders, if it failed to qualify as a REIT.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These interim unaudited condensed financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments. References to GAAP are done using the Financial Accounting Standards Board (“FASB”) Accounting Standard CodificationTM (“ASC” or “Codification”) 105, Generally Accepted Accounting Principles (“ASC 105”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013, included in the Company's Annual Report on Form 10-K filed on March 28, 2014, with the Securities and Exchange Commission (the "SEC"). Furthermore, the interim disclosures generally do not repeat those disclosures in the annual statements.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2014 and December 31, 2013, there were $4,380 and $85 in cash equivalents, respectively.

Development Stage Company

The Company complies with ASC 915 Development Stage Entities and the Financial Account Standards Board Statement No. 7, Accounting and Reporting by Development Stage Enterprises for its characterization of the Company as development stage.

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

The Company did not grant any stock options or warrants during the periods ended March 31, 2014 and December 31, 2013.

Underwriting Commissions, Associated Costs Payable to Dealer Manager and Organizational and Offering Expenses

Underwriting commissions and offering costs to be incurred in connection with the Company’s initial public offering will be reflected as a reduction of additional paid-in capital. Costs incurred that are not directly associated with the completion of the Company’s initial public offering will be expensed as incurred. Certain costs incurred by the Advisor and/or the Company to organize the Company and to undertake the offering will be paid by our Advisor and will be reimbursed to the Advisor from the proceeds of the Company’s initial public offering. As of March 31, 2014 and December 31, 2013, the Company had incurred $64,095 of direct costs related to the initial public offering. These offering costs will be deferred and charged against the proceeds of the offering when received.

The Advisor will receive 2% of the proceeds of the offering of its common stock up to a maximum of $1,200,000 as reimbursement for organization and offering expenses it has or will incur on behalf of the Company. In the Company’s previous audit and interim financial statements the organizational and offering expenses were stated as 1% of the offering proceeds up to a maximum of $600,000. On December 22, 2011 this amount was increased to reflect additional costs the Advisor has incurred due to various delays and to reflect the Company’s decision to conduct the offering in more states than originally anticipated. The Company anticipates that this entire amount will be needed to complete the current offering of its common stock and will therefore be reimbursed to the Advisor if all of the shares included in such offering are sold. As of March 31, 2014, the Advisor has incurred organizational and offering costs of $1,015,967.

MEDICAL HOSPITALITY GROUP, INC.
Notes to Interim Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company does not expect recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has not begun operations and has not generated any income to date. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to finance operations by initially funding any Company-related expenses internally on an as-needed basis.

NOTE 4. COMMON AND PREFERRED STOCK

The Company issued 15,000 shares of common stock (founders’ shares) to unaffiliated third parties who have provided professional services to the Company.  These same parties were granted and issued an additional 50,000 shares of common stock that are subject to a written lock-up agreement with redemption rights based on future sales of the Company’s stock. The Company authorized the issuance of these shares on March 17, 2011, however the actual certificates evidencing these shares were not issued until August 25, 2011.

In April 2012, the Company canceled 5,000 shares of common stock (founders’ shares) previously issued to Edward J. Devereaux, an unaffiliated party, who provided professional services to the Company. An additional, 25,000 shares which were subject to the lock-up agreement described above were also canceled. As of March 31, 2014, 10,000 founders’ shares remain outstanding and 25,000 shares remain subject to the lock-up agreement.

In 2011, Medical Hospitality Capital Markets Group, LLC, our Advisor, purchased 20,000 shares of the Company’s common stock at a price of $10.00 per share.

As of March 31, 2014 and December 31, 2013, none of these restricted shares have been released from the lock-up agreement. This stock was originally valued, for the purpose of determining the current period expense, based on the aggregate value of the services rendered at $0.10 per share. Only the expense of the stock not subject to the lock-up agreement has been reflected to date. To the extent any of these restricted founders’ shares are released in the future, the Company will recognize expense at the fair market value of each share as they are released from the lock-up agreement. The lock-up agreement provides that one share of founders’ stock will be released for each 100 shares of stock over 1,000,000 shares sold by the Company pursuant to the Company’s initial public offering. The release of shares subject to the lock-up agreement will be calculated at the end of each calendar quarter.

Detail of Option/Warrant Activity:

There are no outstanding options or warrants for the Company’s stock.

MEDICAL HOSPITALITY GROUP, INC.
Notes to Interim Financial Statements

NOTE 5. COMMITMENTS AND CONTINGENCIES

As of March 3, 2014 and December 31, 2013, respectively, the Company did not maintain any commitments or contingencies.

NOTE 6. INCOME TAXES

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. There was no current or deferred income tax expense or benefits for the periods ended March 31, 2014 and December 31, 2013, and for the period from January 18, 2011 (inception) through March 31, 2014.

NOTE 7. RELATED PARTY TRANSACTIONS

The business of the Company is managed by the Advisor, pursuant to the terms of that certain Advisory Agreement dated March 21, 2011.  The Advisor, in 2011,  purchased 20,000 shares of common stock for $200,000.

As of March 31, 2014 and December 31, 2013 there are $239,333 and $203,833, respectively, in advances to the Company from officers and other related parties.

In the future, certain officers and directors of the Company, or their affiliates, may provide loan guarantees in connection with mortgage loans originated by the Company. If such guarantees are provided, the Company will disclose information regarding the guarantees and guarantors required by law and regulation. As of May 15, 2014 the date the financial statements were available to be issued, there can be no assurance that such guarantees will in fact occur.

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

Our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making mortgage loans on our behalf.

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

During the third fiscal quarter of 2013, the Company released a wholesaling team, consisting of non-employee, registered, independent securities professionals to begin the processing of initiating selling agreements with Broker-Dealer relationships in Texas and Florida. In addition, the Company has filed for Blue Sky approval in the following states: GA, CA, NY, UT, SC, OK and VA.  In addition, the Company has been entertaining proposals from several third-party back office providers.

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

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Revenues

For the three months ended March 31, 2014, revenue was $-0- compared to $-0- for the three months ended March 31, 2013.  The Company has not begun operations and has not generated any income as of March 31, 2014 (since its inception to date).

Expenses

General and administrative expenses totaled $57,776 for the three months ended March 31, 2014, an increase of approximately $38,213 from $19,563 for the three months ended March 31, 2013. These general and administrative expense differences are largely driven by costs of professional services.

Other Income / (Expenses)

The Company had no other income or expenses during the three-month periods ended March 31, 2014 and March 31, 2013.

Net Loss

For the three months ended March 31, 2014, we had a net loss of $57,776 compared with a net loss of $19,563 for the three months ended March 31, 2013. This increase in net loss was due primarily to professional services costs incurred in the regulatory filings process.

For the three months ended March 31, 2014 and March 31, 2013, our earnings per share, on a basic and diluted basis, was $(1.93) and $(.65), respectively.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Liquidity and Capital Resources

Our cash requirements, mostly for corporate expenses, are projected to be approximately $20,000 per month or $240,000 for the next 12 months, and our development lending activity will be funded from proceeds of our stock offering. As of March 31, 2014, we are unable to determine whether we will generate sufficient cash from operations to fund our operations for the next twelve months. Revenue from projected lending activities are dependent on completion of our stock offering and deployment of those funds into projects. We cannot predict whether our cash flows from these future activities will be sufficient to meet our monthly cash requirements.

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

The Company has been dependent on its Advisor and related parties to advance funds as required for working capital requirements. As of March 31, 2014 advances from related parties total $239,333. As of March 31, 2014 the Advisor has incurred organizational and offering costs of $1,015,967 including $25,984 for the three months ended March 31, 2014.  The Advisor will receive 2% of the proceeds of the offering up to a maximum of $1,200,000 as reimbursement for organization and offering expenses it has or will incur on behalf of the Company.

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

For further information, please refer to our Registration Statement on Form S-11, declared effective by the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There are no unreported sales of unregistered securities during the quarter ended March 31, 2014.

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
*31.1
Certification of principal executive officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2
Certification of principal financial officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
**32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Scheme Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________
*	Filed herewith.
**	Furnished herewith.
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

Medical Hospitality Group, Inc.:

Date: May 15, 2014	By:	/s/ Billy L. Brown
Name: Billy L. Brown
Title:CEO (Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Tim Moore
Tim Moore
Title: President and CFO (Principal Financial and Accounting Officer)