Form 10-K/A
period 2013-12-31
LODGECAP, INC.
filed 2014-12-04
CIK 1515966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1
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

EXPLANATORY NOTE

We are filing this Form 10-K/A (the “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2014 (the “Form 10-K”). This Amendment is being filed solely to provide a signed copy of the report of our independent registered public accounting firm in Item 8. Such signature was inadvertently omitted from the electronic version of the report that was included in the Form 10-K filed with the SEC.

In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer.  No other changes have been made to the Form 10-K.  This Amendment speaks as of the original filing date of the Form 10-K, does not reflect any events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures contained in the original Form 10-K.

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

MEDICAL HOSPITALITY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
AND
REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

AS OF DECEMBER 31, 2013 AND 2012
AND
FOR THE YEARS ENDED
DECEMBER 31, 2013 AND 2012

CHAPMAN, HEXT & CO., P.C. An Integrated Professional Services Firm Certified Public Accounts Management Consultants	301 South Sherman St., Suite 200 Richardson, Texas 75081-4166 972/644-7112 Fax: 972/680-8685 www.chapmanhext.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Medical Hospitality Group, Inc.

We have audited the accompanying balance sheets of Medical Hospitality Group, Inc. (a development stage company) as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2013, and for the period from January 18, 2011 (inception) through December 31, 2013. Medical Hospitality Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Hospitality Group, Inc. as of December 31, 2013 and 2012, and the results of its operations, changes in stockholders' equity and cash flows for each of the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Chapman, Hext & Co, P.C.

Richardson, Texas
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

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definitions Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

* Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Hospitality Group, Inc.

/s/ Billy L. Brown
By: Billy L. Brown
Chief Executive Officer

Date:	December 4, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Billy L. Brown
Billy L. Brown	Director, Chief Executive Officer	December 4, 2014

/s/ Tim Moore		December 4, 2014
Tim Moore	Director, President and CFO

/s/ Rick Besse
Rick Besse	Director	December 4, 2014

/s/ Cameron Larkin
Cameron Larkin	Director	December 4, 2014

/s/ Kyle Beebe
Kyle Beebe	Director	December 4, 2014

/s/ Judy Hendrick
Judy Hendrick	Director	December 4, 2014